Form 10-K
period 2024-12-31
Classover Holdings, Inc.
filed 2025-04-29
CIK 2022308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number 001-42588

CLASSOVER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-2827182
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

450 7th Avenue, Suite 905

New York, NY 10123

(Address of Principal Executive Offices) (Zip Code)

(800) 345-9588

(Registrant’s Telephone Number, Including Area Code)

N/A

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered

Class B Common Stock, par value $0.0001 per share	KIDZ	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one share of Class B Common Stock, each at an exercise price of $11.50 per share	KIDZW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant was formed on May 2, 2024 and its fiscal year ended December 31, 2024. Accordingly, the Registrant was not in existence as of the last business day of the second fiscal quarter of 2023.

As of April 28, 2025, 6,535,014 shares of Class A Common Stock, par value $0.0001 per share, and 16,743,342 shares of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended, this Annual Report of Classover Holdings, Inc. contains only financial statements for the fiscal year ended December 31, 2024.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders,

Classover Holdings, Inc. and its subsidiaries

450 7th Avenue, Suite 905

New York, NY 10123

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Classover Holdings, Inc. and its subsidiaries as of December 31, 2024, and the related statements of operations and changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Classover Holdings, Inc. and its subsidiaries as of December 31, 2024, and the results of its operations and its cash flows for the period from May 2, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity does not have sufficient liquidity to meet its current obligations, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Classover Holdings, Inc. and its subsidiaries in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Classover Holdings, Inc. and its subsidiaries are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as Classover Holdings, Inc. and its subsidiaries' auditor since 2025.

Henderson, Nevada

PCAOB ID 6797

 April 28, 2025

Classover Holdings, Inc. and subsidiaries
Consolidated Balance Sheet
(Audited)

December 31, 2024
ASSETS
Current Assets
Cash	2

TOTAL ASSETS	$2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	238

TOTAL LIABILITIES	$238

Stockholders’ Equity

Preferred Stock ($.0001 par value, 50 shares authorized, none issued and outstanding as of December 31, 2024)	-
Common stock-Class A ($.0001 par value, 1000 shares authorized, 0 issued and outstanding as of December 31, 2024)	-
Common stock-Class B ($.0001 par value, 100 shares authorized, 100 issued and outstanding as of December 31, 2024)	1
Additional paid-in capital	1
Accumulated deficit	(238)
Total Stockholders’ Equity	(236)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2

The accompanying notes are an integral part of these financial statements.

4

Classover Holdings, Inc. and subsidiaries
Statement of Operations
(Audited)

For the Period May 2, 2024 (Inception) to December 31, 2024

Operating expenses

General and administrative expenses	$(238)
Total operating expenses	(238)

Net loss	$(238)

Basic and Diluted net loss per common share-Class B	$(2.38)

Weighted average number of Class B common shares outstanding - Basic and Diluted	100

The accompanying notes are an integral part of these financial statements.

Classover Holdings, Inc. and subsidiaries
Statement of Changes in Stockholders' Equity
For the Period May 2, 2024 (Inception) to December 31, 2024
(Audited)

	Common	Par Value Common	Additional
	Stock Class B	Stock Class B	Paid-in Capital	Accumulated Deficit	Total

Balances, May 2, 2024	-	$-	$-	$-	$-
Capital contribution	-	-	1	-	1
Ordinary shares issued	100	1	-	-	1
Net loss				(238)	(238)
Balances, December 31, 2024	100	$1	$1	$(238)	$(236)

The accompanying notes are an integral part of these financial statements.

Classover Holdings, Inc. and subsidiaries
Statement of Cash Flows
(Audited)

For the Period May 2, 2024 (Inception) to December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(238)
Changes in operating assets and liabilities:
Accounts payable	238
Net cash provided by operating activities	-
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from stockholders	1
Class B common stock subscription	1
Net cash provided by financing activities	2

Net change in cash	2
Beginning cash balance	-
Ending cash balance	$2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements.

Classover Holdings, Inc.

Notes to Financial Statements

For the Period from May 2, 2024 (Inception) through December 31, 2024

Note 1 – Organization and Description of Business

Classover Holdings, Inc. (the “Company”) was incorporated in the State of Delaware under General Corporation Law on May 2, 2024. The Company was a wholly-owned subsidiary of Battery Future Acquisition Corp. (the “BFAC” or “Parent”), a special purpose acquisition corporation for effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company was incorporated for the purpose of effectuating a reorganization merger as part of the business combination with Class Over Inc. (“the Target”), an innovative education technology target company headquartered in New York City.

Pursuant to an Agreement and Plan of Merger (the “Business Combination Agreement”) dated on May 12, 2024 by and among the Company, BFAC, Target, BFAC Merger Sub 1 Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub 1”)  and BFAC Merger Sub 2 Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”), upon the closing of the business combination (the “Closing”), Merger Sub 1 will merge with and into BFAC (the “Reorganization Merger”), with BFAC being the surviving corporation of the Reorganization Merger and becoming a wholly-owned subsidiary of the Company, and then, immediately following the consummation of the Reorganization Merger, Merger Sub 2 will merge with and into the Target (the “Acquisition Merger”, and together with the Reorganization Merger the “Mergers”), with the Target being the surviving corporation of the Acquisition Merger and becoming a wholly-owned subsidiary of the Company.

Immediately after and as a result of the Reorganization Merger, Merger Sub 1 will cease to exist as a separate legal entity. Immediately after and as a result of the Acquisition Merger, Merger Sub 2 will cease to exist as a separate legal entity. Immediately after and as a result of the Mergers, the Company will own 100% of each of BFAC and the Target as the surviving entities of the Reorganization Merger and Acquisition Merger respectively.

Pursuant to the Business Combination Agreement, at the Closing, (i) each BFAC Ordinary Share issued and outstanding will be automatically converted into the right to receive one share of the Company’s Class B Common Stock and (ii) all the Target’s Common Stock issued and outstanding immediately prior to the Closing will be automatically converted into the right to receive an aggregate of 6,535,014 shares of the Company’s Class A Common Stock, 5,964,986 shares of Class B Common Stock and 1,000,000 shares of Preferred Stock.

On April 4, 2025 (the “Closing Date”), the parties consummated the Mergers and the transactions contemplated by the Business Combination Agreement. The Company’s stocks are held by persons who held equity securities of BFAC, the Target, and certain service providers, respectively, prior to the Mergers.

The Company has selected December 31 as its fiscal year end. As of December 31, 2024, the Company had not commenced any operations. The Company does not generate any operating revenues until the Closing Date.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
BFAC Merger Sub 1 Corp. (“Merger Sub 1”)	A Delaware company Incorporated on May 2, 2024 for merger purpose	100% directly owned by the Company
BFAC Merger Sub 2 Corp. (“Merger Sub 2”)	A Delaware company Incorporated on May 2, 2024 for merger purpose	100% directly owned by the Company

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of December 31, 2024, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the BFAC Sponsor and its affiliates (the “Sponsor”), and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Mergers or a minimum one year from the date of issuance of these financial statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (the U.S. GAAP) and are presented in U.S. dollars. These financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, (1) presenting only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in this prospectus, (2) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (3) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (4) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. As a result, investors may find investing in our ordinary shares less attractive.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. As a result, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies.

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Ordinary Shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2 in cash and no cash equivalents as of December 31, 2024.

Income Taxes

The Company provides for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax reporting. The deferred tax asset or liability represents the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is established for any deferred tax asset for which it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the asset and liability method. The first step is to evaluate the tax position for recognition by determining whether evidence indicates that it is more likely than not that a position will be sustained if examined by a taxing authority.

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded on December 31, 2024, related to uncertain tax positions.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of December 31, 2024 and, thus, anti-dilution issues are not applicable.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on the financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2024.

Note 4 – Shareholder Equity

Preferred Shares

The Company is authorized to issue 10,000,000 preferred shares with a par value of $0.0001 and with such designations, voting, limitation, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary shares

The Company is authorized to issue 50,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A ordinary shares. As of December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary shares

The Company is authorized to issue 450,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to five votes for each share of Class B ordinary shares. As of December 31, 2024, there were 100 Class B ordinary shares issued and outstanding.

Except as otherwise required by law or in the Bylaws, the holders of shares of Class A Common Stock and Class B Common Stock shall (a) at all times vote together as a single class on all matters (including the election of directors) submitted to a vote or for the consent (if action by written consent of the stockholders is permitted at such time under this Certificate of Incorporation) of the stockholders of the Company, (b) be entitled to notice of any stockholders' meeting in accordance with the Bylaws of the Company and (c) be entitled to vote upon such matters and in such manner as may be provided by General Corporation Law of the State of Delaware (the “DGCL”). Except as otherwise expressly provided herein or required by the DGCL, each holder of Class A Common Stock shall have the right to one (1) vote per share of Class A Common Stock held of record by such holder and each holder of Class B Common Stock shall have the right to five (5) votes per share of Class B Common Stock held of record by such holder.

Note 5 – Subsequent Events

As previously disclosed, on May 12, 2024, the Company entered into the Business Combination Agreement by and among the Company, BFAC, Target, Merger Sub 1 and Merger Sub 2.

Pursuant to the Business Combination Agreement, upon the closing of the Business Combination (the “Closing”), Merger Sub 1 was to merge with and into BFAC (the “Reorganization Merger”), with BFAC being the surviving corporation of the Reorganization Merger and becoming a wholly-owned subsidiary of the Company, and then, immediately following the consummation of the Reorganization Merger, Merger Sub 2 was to merge with and into the Target (the “Acquisition Merger”, and together with the Reorganization Merger the “Mergers”), with the Target being the surviving corporation of the Acquisition Merger and becoming a wholly-owned subsidiary of the Company.

On April 4, 2025 (the “Closing Date”), the parties consummated the Mergers and the transactions contemplated by the Business Combination Agreement. The Company issued to the former security holders of the Target an aggregate of 6,535,014 shares of Class A Common Stock, 5,964,986 shares of Class B Common Stock and 1,000,000 shares of Series A preferred stock in exchange for their equity interests in the Company.

In addition, at Closing, the Company issued 168,356 shares of Class B Common Stock to BFAC public shareholders in exchange for same number of BFAC Class A ordinary shares and 820,000 shares of Class B Common Stock to certain Target employees pursuant to an incentive plan. The Company also issued to a certain investor (the “PIPE Investor”) (i) 2,400 shares of Series B preferred stock, (ii) a warrant to purchase 1,600 shares of Series B Preferred Stock (the “First Preferred Warrant”), and (iii) a warrant to purchase 1,000 shares of Series B Preferred Stock (the “Second Preferred Warrant,” and together with the First Preferred Warrant, the “Preferred Warrants”), pursuant to the terms of a PIPE Agreement, dated November 22, 2024 (the “PIPE Agreement”), entered into by Pubco, BFAC and the PIPE Investor. At the Closing, the PIPE Investor exercised the First Preferred Warrant to purchase 1,000 shares of Series B Preferred Stock and on April 14, 2025, the PIPE Investor exercised the remaining portion of the First Preferred Warrant and the Second Preferred Warrant in full. Accordingly, the Company issued to the PIPE Investor an aggregate of 5,000 shares of Series B Preferred Stock for an aggregate of $4,750,000 (net of original issue discount).

Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2025

CLASSOVER HOLDINGS CORP.

/s/ Hui Luo
Name:	Hui Luo
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hui Luo	Chief Executive Officer(Principal Executive Officer)	April 28, 2025
Hui Luo

/s/ Yanling Peng	Chief Financial Officer(Principal Financial and Accounting Officer)	April 28, 2025
Yanling Peng

/s/ Yan Zhang	Director	April 28, 2025
Yan Zhang

/s/ Tracy Xia	Director	April 28, 2025
Tracy Xia

/s/ Mona Liang	Director	April 28, 2025
Mona Liang

/s/ Amanda Chang	Director	April 28, 2025
Amdanda Chang

