Form 10-Q
period 2025-03-31
Classover Holdings, Inc.
filed 2025-05-19
CIK 2022308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-42588

Classover Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	99-2827182
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

450 7th Avenue, Suite 905, New York, NY	10123
(Address of principal executive offices)	(Zip code)

(800) 345-9588

(Issuer’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $0.0001 per share	KIDZ	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one share of Class B Common Stock, each at an exercise price of $11.50 per share	KIDZW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 16, 2025, the registrant had 6,535,014 shares of Class A Common Stock, par value $0.0001 per share, and 17,154,119 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash	$80,416	$50,682
Prepayments and other current assets	3,438	15,557
Due from related parties	1,830	8,251

Total current assets	85,684	74,490

Noncurrent assets:
Property and equipment, net	202,396	218,617
Operating lease right-of-use assets, net	1,477,021	1,552,242
Deposit	5,000	-

Total noncurrent assets	1,684,417	1,770,859

TOTAL ASSETS	$1,770,101	$1,845,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,730	$7,200
Interest payable	19,072	19,072
Deferred revenues	2,615,047	2,719,091
Due to related parties	615,910	249,545
Operating lease liabilities - current	238,119	314,685
Accrued liabilities and other payables	99,586	63,415

Total current liabilities	3,595,464	3,373,008

Noncurrent liabilities:
Convertible notes payable	1,750,000	1,750,000
Operating lease liabilities - noncurrent	1,240,998	1,241,495

Total noncurrent liabilities	2,990,998	2,991,495

TOTAL LIABILITIES	6,586,462	6,364,503

Commitments and contingencies	-	-

Stockholders' equity:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
-Series A, 1,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024*	100	100
-Series B, no shares issued and outstanding as of March 31, 2025 and December 31, 2024*	-	-
Class A Common Stock, $0.0001 par value, 50,000,000 shares authorized, 6,535,014 shares issued and outstanding as of March 31, 2025 and December 31, 2024*	654	654
Class B Common Stock $0.0001 par value, 450,000,000 shares authorized, 1,531,864 shares issued and outstanding as of March 31, 2025 and December 31, 2024*	153	153
Additional paid-in capital	79,663	79,663
Accumulated deficit	(4,896,931)	(4,599,724)

Total stockholders' (deficit)	(4,816,361)	(4,519,154)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,770,101	$1,845,349

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$816,016	$785,285
Consulting revenues (related party)	-	100,000

Total revenues	816,016	885,285

Cost of revenues:
Cost of revenues	410,650	410,149

Total cost of revenues	410,650	410,149

Gross profit	405,366	475,136

Operating expenses:
Selling and marketing	121,427	112,859
General and administrative	573,539	508,902
Research and development	6,307	18,492

Total operating expenses	701,273	640,253

(Loss) from operations	(295,907)	(165,117)

Interest and other expense	(1,300)	(1,972)

(Loss) before provision for income taxes	(297,207)	(167,089)
Provision for income taxes	-	-

Net (loss)	$(297,207)	$(167,089)

Weighted average shares outstanding-Preferred Stock-Series A*	1,000,000	1,000,000
Basic and diluted net income per share-Preferred Stock-Series A*	$(32,779)	$(18,492)
Weighted average shares outstanding-Class A Common Stock*	6,535,014	6,535,014
Basic and diluted net income per share-Class A Common Stock*	$(214,214)	$(120,846)
Weighted average shares outstanding-Class B Common Stock*	1,531,864	1,500,662
Basic and diluted net income per share-Class B Common Stock*	$(50,214)	$(27,750)

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	Preferred Stock-Series A*	Preferred Stock-Series A amount	Class A Common Stock*	Class A Common Stock amount	Class B Common Stock*	Class B Common Stock amount	Additional Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2023	1,000,000	$100	6,535,014	$654	1,130,691	$113	$54,583	$(3,756,676)	$(3,701,226)
Stock compensation issued for consulting services	-	-	-	-	401,173	40	25,080	-	25,120
Net loss	-	-	-	-	-	-	-	(167,089)	(167,089)
Balance at March 31, 2024 (unaudited)	1,000,000	$100	6,535,014	$654	1,531,864	$153	$79,663	$(3,923,765)	$(3,843,195)

Balance at December 31, 2024	1,000,000	$100	6,535,014	$654	1,531,864	$153	79,663	(4,599,724)	(4,519,154)
Net loss	-	-	-	-	-	-	-	(297,207)	(297,207)
Balance at March 31, 2025 (unaudited)	1,000,000	$100	6,535,014	$654	1,531,864	$153	$79,663	$(4,896,931)	$(4,816,361)

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(297,207)	$(167,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,221	9,756
Amortization of operating lease right-of-use assets	75,221	72,304
Stock compensation issued for consulting services	-	25,120
Changes in operating assets and liabilities:
Due from related parties	6,421	(5,703)
Prepayments and other current assets	12,119	(1,058)
Deposit	(5,000)	-
Accounts payable	530	750
Interest payable	-	1,551
Deferred revenues	(104,044)	38,350
Operating lease liabilities	(77,063)	(72,340)
Due to related parties	48,365	(88,144)
Accrued liabilities and other payables	36,171	(3,182)
Net cash (used in) operating activities	(288,266)	(189,685)

Cash flows from investing activities:
Purchases of property and equipment	-	(128,554)
Net cash (used in) investing activities	-	(128,554)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	100,000
Proceeds from promissory notes related party	318,000	-
Net cash provided by financing activities	318,000	100,000

Net (decrease) increase in cash	29,734	(218,239)
Cash, beginning of period	50,682	787,652

Cash, end of period	$80,416	$569,413

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREETHREE MONTHS ENDED March 31, 2025 AND 2024

(UNAUDITED)

Note 1. Description of the Business and Basis of Presentation

Classover Holdings, Inc. (the “Company”) is a company incorporated on May 2, 2024 under Delaware law as a wholly owned subsidiary of Battery Future Acquisition Corp., a Cayman Islands exempted Company ( “BFAC”), to effectuate a business combination transaction.

On April 4, 2025, upon the closing of the business combination (the “Closing”), BFAC Merger Sub 1 Corp. (“Merger Sub 1”) merged with and into BFAC (the “Reorganization Merger”), with BFAC being the surviving corporation of the Reorganization Merger and becoming a wholly-owned subsidiary of the Company, and then, immediately following the consummation of the Reorganization Merger, BFAC Merger Sub 2 Corp. (“Merger Sub 2”) merged with and into Class Over Inc. (“Classover DE”), with Classover DE being the surviving corporation of the acquisition merger and becoming a wholly-owned subsidiary of the Company.

The merger is considered as a reverse recapitalization in accordance with Accounting Standards Codification (“ASC”) 805-40. Under this method of accounting, BFAC will be treated as the “acquired” company for financial reporting purposes. This determination is primarily based on Classover DE stockholders comprising a majority of the voting power of the Company, directors appointed by Classover DE constituting majority of the Company’s board of directors, Classover DE’s operations prior to the merger comprising the only ongoing operations of the Company, and Classover DE’s senior management comprising all of the senior management of the Company.

Accordingly, for accounting purposes, the financial statements of the Company will represent a continuation of the financial statements of Classover DE with the merger treated as the equivalent of Classover DE issuing stock for the net assets of BFAC, accompanied by a recapitalization. The net assets of BFAC will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger will be presented as those of Classover DE in financial statements of the Company. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5. All share and per share data has been retroactively restated to reflect the current capital structure of the Company.

Classover DE was formed on March 16, 2022 as a holding company in Delaware, which was 100% controlled by the sole owner Hui Luo. Class Over Inc. (“Classover NJ”) was formed on June 16, 2020 in New Jersey, which was 100% controlled by the sole owner Hui Luo. Classover NJ is an online enrichment program that offers over 20 courses taught by certified instructors. It caters to children aged 4 to 17, providing personalized attention and a supportive learning environment. On April 19, 2022, Classover DE entered into a stock transfer agreement with Classover NJ. After the share exchange, Classover DE owned 100% of Classover NJ.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2025. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the years ended December 31, 2024 and 2023.

Note 2. Summary of Significant Accounting Policies

Accounting Principles—The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Principles of Consolidation—The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany transactions and balances between the Company and its subsidiary are eliminated upon consolidation.

Liquidity and Going Concern— As of March 31, 2025, the Company had cash of $80,416, current liabilities of $3,595,464, a working capital deficit of $3,509,780, and a stockholders’ deficit of $4,816,361. For the three months ended March 31, 2025 and 2024, the Company had losses of $297,207 and $167,089, respectively. These factors among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed business combination with BFAC on April 4, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, the Company received an aggregate of $4,700,000 from a PIPE investor in connection with the business combination, and entered into an equity purchase facility agreement (the “EPFA”) with Solana Strategic Holdings LLC (the “Solana”) for up to an aggregate of $400 million in newly issued shares of the Company’s Class B common stock. Management of the Company has evaluated the mitigation plans and determined that the subsequent financing is sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, useful lives of property and equipment, valuation of deferred tax assets and liabilities, operating lease right-of-use assets and liabilities and deferred revenue. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Revenue Recognition— The Company has three predominant sources of revenue: time-based subscriptions, credit-based subscriptions to our online courses, and marketing consulting services.

Subscription Revenue

Customers are required to pay in advance to enroll for courses. For time-based subscriptions, we are obligated to provide students with unlimited access to our course for a specified term. For credit-based subscriptions, we offer our students the flexibility to take courses at any time up to the limit of their prepaid balance. Each contract of the online education service is accounted for as a single performance obligation which is satisfied ratably over the service period. We charge fixed fees for the services contracts. The proceeds collected are initially recorded as deferred revenue. For credit-based subscriptions, revenues are recognized proportionately as the courses are delivered. For time-based subscriptions, revenues are recognized on a straight-line basis over the subscription period from the date in which the students activate the courses to the date of expiration. Refunds are provided to the students who decide to withdraw from the subscribed courses within the course offer period and a proportional refund is based on the percentage of untaken courses to the total courses purchased. Historically, the Company has not experienced material refunds.

Consulting Revenue

The Company also generates revenue from consulting services. The Company’s consulting program is designed to teach startup founders within the education sector how to market their product, refine their course content, infrastructure, and business models, achieve market fit and operating efficiency, and scale the startup into a high growth education business. The Company’s performance obligation is to provide consulting services to startup founders for a specific term. Customers are required to prepay the full consulting service charge, which is fixed and determinable, at contract inception to secure program spot, and revenue is recognized over time on a straight-line basis through the service term.

Principal Agent Considerations—The Company makes its application available to be downloaded through third-party digital distribution service providers. Users who intend to enroll our courses are directed to third-party payment platforms before completing the subscription with us. The Company evaluates the purchases via third-party payment processors to determine whether its revenues should be reported gross or net of fees retained by the payment processor. The Company is the principal in the transaction with the end user as a result of controlling, hosting, and integrating the delivery of the virtual items to the end user. The Company records revenue on a gross basis as a principal and records fees paid to third-party payment platforms as cost of revenues.

Deferred Revenue— Deferred revenue mostly consists of payments we receive in advance of revenue recognition. Revenue is recognized over the life of the subscription, or as the delivery of the pre-purchased class sessions occurs. The Company classifies deferred revenue as a short-term liability on the balance sheets as the longest subscription plan is for twelve months and the remaining sessions are expected to be delivered within twelve months or less.

Cost of Revenue—Cost of revenue predominantly consists of streaming services, third-party payment processing fees, and wages for teachers and certain employees engaged in producing the revenue.

Referral Incentives – Referral incentives are course credits that we offer to our customers for referring new customers. The incentives are expensed as incurred when the credits are consummated and the corresponding expenses, which are independent educators’ compensation allocated to service the referral credits, are included in selling expenses

Cash and Cash Equivalents—Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits.

	March 31, 2025	December 31, 2024

Cash on hand	$3,144	$3,144
Bank deposits	77,272	47,538
Total cash shown in the Statement of Cash Flows	$80,416	$50,682

Deposits

Deposits consist of credit card security deposits, which paid to the bank upon the account open. Management regularly reviews the age of these deposits and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection is made. As of March 31,2025, there was no allowance for deposits.

Property and Equipment—Property and equipment primarily includes computers and furniture stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over 5 years.

Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the leasehold improvements. Costs related to maintenance and repairs that do not extend the assets’ useful life are expensed as incurred.

Income Taxes—The Company provides for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax reporting. The deferred tax asset or liability represents the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is established for any deferred tax asset for which it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the asset and liability method. The first step is to evaluate the tax position for recognition by determining whether evidence indicates that it is more likely than not that a position will be sustained if examined by a taxing authority.

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at March 31, 2025 and December 31, 2024 related to uncertain tax positions.

Fair Value of Financial Instruments—The Company accounts for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures.

The carrying values of cash, accounts payable, deferred revenues, interest payable, due to related parties, and accrued liabilities and other payables are deemed to be reasonable estimates of their fair values because of their short-term nature.

Research and Development Costs— Research and development expenses are expensed as incurred and include compensation-related expenses to the outsourced subcontractors for maintenance of our online learning platform.

Segment Information and Geographic Data—FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in consolidated financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the CEO, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company determined that it has only one operating segment and therefore one reportable segment as defined by ASC 280.

Advertising Costs—Advertising costs amounted to $7,402 and $20,349 for the three months ended March 31, 2025 and 2024, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Contingencies—The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.

If a loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss, would be disclosed.

Operating Leases—Effective January 1, 2022, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. On November 1, 2022, the Company recognized approximately $2.2 million of right of use (“ROU”) assets and operating lease liabilities based on the present value of the future minimum rental payments of the sublease with related party Dream Go for its office space expiring on October 31, 2029, using an incremental borrowing rate of 4%.

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. The Company’s real estate sublease has been classified as an operating lease.

Since the implicit rate for the Company’s sublease was not readily determinable, the Company used its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

The Company generally considers the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception; therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Our sublease does not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows.

Earnings (loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2025 and 2024, the convertible notes payable were excluded from the calculation of diluted EPS as their inclusion would have been anti-dilutive.

Recently Adopted Accounting Pronouncements—

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies the measurement of expected credit losses of certain financial instruments. This new guidance was effective for private companies for fiscal years beginning after December 15, 2021, but early adoption was permitted. The adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures.

Note 3. Property and Equipment, net

Property and equipment consists of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Computers and electronic equipment	$55,532	$55,532
Furniture and fixtures	91,018	91,018
Leasehold improvements	177,865	177,865
Total property and equipment	324,415	324,415
Less: accumulated depreciation	(122,019)	(105,798)
Total property and equipment, net	$202,396	$218,617

Depreciation expense was $16,221 and $9,756 for the three months ended March 31, 2025 and 2024, respectively, and is included within general and administrative expenses in the Company’s statements of operations.

Note 4. Leases

On November 1, 2022, the Company entered into an operating sublease with a related party Dream Go for its office space located at 450 7th Avenue, Suite 905, New York, NY 10123 expiring on October 31, 2029. On November 1, 2022, the Company recognized approximately $2.2 million of right of use (“ROU”) assets and operating lease liabilities based on the present value of the future minimum rental payments of the sublease, using an incremental borrowing rate of 4%.

As of March 31, 2025, the Company’s operating sublease had a remaining lease term of approximately 4.6 years.

For the three months ended March 31, 2025 and 2024, rent expense for the operating sublease was $90,253 and $90,253, respectively.

The Company’s sublease obligations as of March 31, 2025 are presented below:

Year ending December 31,
2025	$278,126
2026	242,211
2027	388,790
2028	407,405
Remaining	310,114
Total future lease payments	1,626,647
Less: Interest	(147,530)
Present value of lease liabilities	$1,479,117

Future amortization of the Company’s ROU assets is presented below:

Year ended December 31,
2025	$230,255
2026	314,154
2027	326,161
2028	340,709
Remaining	265,743
Total	$1,477,021

Subleases

On November 1, 2022, the Company entered into sublease agreements with related parties (1) Dream Legal Group, Inc., (2) Tigerless Health, Inc., and (3) First Cover, Inc. to sub rent portions of its office space located at 450 7th Avenue, Suite 905, New York, NY 10123. These subleases are month-to-month leases starting on November 1, 2022 and ending upon a notice of 30 days from either party.

On July 1, 2024, the Company terminated the subleases with Tigerless Health, Inc, and First Cover, Inc. Sublease income is recognized on the straight line basis over the lease term. Billed and uncollected operating lease receivables will be included in due from related parties which are stated at their estimated net realizable value. For the three months ended March 31, 2025 and 2024, the Company’s income from these three subleases totaled $24,854  and $15,000 (which has been reflected as a reduction of general and administrative expenses in the accompanying consolidated Statements of Operations).

Note 5. Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following:

	March 31, 2025	December 31, 2024
Credit card payable	$92,809	$58,269
Payroll tax payable	6,777	5,146
Total	$99,586	$63,415

Note 6. Income Taxes

The Company had no income tax provision for the three months ended March 31, 2025 and 2024.

The Company has the following deferred tax assets (liabilities) as of March 31, 2025 and December 31 2024:

	March 31, 2025	December 31, 2024
Net operating loss carryforwards	$1,045,502	$965,019
Other expense temporary difference	6,593	2,813
Total deferred tax assets	1,052,095	967,833
Deferred revenue	(21,849)	-
Deferred tax liability- Depreciation	(2,263)	(2,263)
Allowance	(1,027,983)	(965,570)
Net deferred taxes	$-	$-

The Company evaluated the recoverable amounts of deferred tax assets, and provided a valuation allowance to the extent that future taxable profits will not be available against which the net operating loss and temporary differences can be utilized. A valuation allowance is provided against deferred tax assets when the Company determines that it is more likely than not that the deferred tax assets will not be utilized in the future. In making such determination, the Company considered factors including future taxable income exclusive of reversing temporary differences and tax loss carry forwards. The Company has provided a full valuation allowance for the net deferred tax asset as it is not more likely than not that the asset will be realized.

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the periods ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Federal statutory rate	21.0%	21.0%
Valuation allowance	(21.0)	(21.0)

Effective income tax rate	0.0%	0.0%

The effective tax rate for the three months ended March 31, 2025 and 2024 is less than the statutory rate primarily as a result of the valuation allowance for net deferred tax assets.

No uncertain tax benefits have been recorded for the three months ended March 31, 2025 and 2024

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income taxes for the periods presented.

As of March 31, 2025, the Company has approximately $4,979,000 in federal net operating loss carryforwards. These loss carryforwards have an indefinite life.

The Company’s tax years 2022 and forward generally remain subject to examination by federal and state tax authorities.

Note 7. Related parties

As of March 31, 2025 and December 31, 2024, the Company has related party transactions with the following affiliates and affiliated entities:

Related Party Name	Relationship
Hui Luo	Majority owner of the Company
Liu Yi	Spouse of Hui Luo
Genius Kid Class LLC	An entity controlled by Yi Liu
Dream Legal Group, Inc	An entity controlled by Hui Luo
Ideal Force LLC	An entity controlled by Yi Liu
Dreamgo Inc.	An entity controlled by Hui Luo

Due from related parties

	March 31, 2025	December 31, 2024

Dream Legal Group, Inc.	1,830	8,251
Total due from related parties	$1,830	$8,251

Due to related parties

	March 31, 2025	December 31, 2024

Yi Liu- accrued interest on promissory note	$161	$—
Luo Hui-accrued interest on promissory note	3,466	2,166
Luo Hui – promissory note, due on August 15, 2025; at a rate of 4% per annum	130,000	130,000
Luo Hui – promissory note, due on March 31, 2026; at a rate of 4% per annum	40,000	-
Yi Liu – promissory note, due on March 17, 2026; at a rate of 4% per annum	100,000	-
Dream Legal Group, Inc-rent income received in advance	29,800	-
Due to Dream Go Inc.*	312,483	117,379
Total due to related parties - current	$615,910	$249,545

*During three months ended March 31, 2025, Dream Go Inc advanced $to the Company for operating expenses which is interest free and due on demand.

The following table represents related party transactions for the three months ended March 31, 2025 and 2024:

		Three Months Ended
Name	Business Purpose of Transaction	March 31, 2025	March 31, 2024
Dream Legal Group, Inc	Sublease income	$23,471	$15,000
Dreamgo Inc.	Rent expense	90,253	90,253
Genius Kid Class LLC	Consulting revenue	—	100,000
Yi Liu	Interest expense	161	-
Luo Hui	Interest expense	1,300	-

Sublease income has been reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, the Company has the following ROU assets and operating lease liabilities recognized from related party under ASC 842 (Note 4):

		March 31, 2025	December 31, 2024
Dreamgo Inc.	ROU assets	$1,477,021	$1,552,242
Dreamgo Inc.	Short term obligation under operating leases	$(238,119)	$(314,685)
Dreamgo Inc.	Long term obligation under operating leases	$(1,240,998)	$(1,241,495)

Note 8. Convertible Notes Payable

Promissory convertible notes are unsecured obligations subordinated to the Company’s senior debts, if any. These notes have a principal balance that accrues simple interest at a rate of 0.44% per annum and matures five years from the date of issuance.

The conversion of these notes into equity occurs at the earliest of:

1)	the closing of the next qualified equity financing, which is the next sale of preferred stock for purpose of raising capital following the issuance of convertible notes; or
2)

at the election of the requisite noteholders following a corporate transaction, which occurs at i) the sale, transfer, or disposition of all or substantially all of the Company’s assets; or ii) the consummation of a merger or consolidation of the Company with or into entity; or iii) the transfer of more than 50% of outstanding voting securities of the Company; or

3)	at the maturity.

The conversion price is calculated based on:

1)	the product of 80% and the lowest per share purchase price of preferred stock issued in the next equity financing; or
2)	the quotient resulting from dividing a conversion valuation cap by the fully diluted capitalization of the Company immediately prior to the closing of a corporate transaction; or
3)	the quotient resulting from dividing a conversion valuation cap by the fully diluted capitalization of the Company immediately prior to maturity.

Convertible notes payable is comprised of the following as of March 31, 2025 and December 31, 2024:

Borrower No.	Amount	Interest Rate	Conversion Cap	Closing Date	Maturity Date	March 31, 2025	December 31, 2024
1	$250,000	0.44%	$3,000,000	2/7/2022	2/7/2027	$250,000	$250,000
2	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500	62,500
3	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500	62,500
4	35,000	0.44%	3,000,000	2/7/2022	2/7/2027	35,000	35,000
5	90,000	0.44%	3,000,000	2/7/2022	2/7/2027	90,000	90,000
6	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000	50,000
7	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000	50,000
8	10,000	0.44%	3,000,000	2/7/2022	2/7/2027	10,000	10,000
9	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000	50,000
10	30,000	0.44%	3,000,000	2/7/2022	2/7/2027	30,000	30,000
11	100,000	0.44%	3,000,000	2/7/2022	2/7/2027	100,000	100,000
12	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000	50,000
13	20,000	0.44%	3,000,000	2/7/2022	2/7/2027	20,000	20,000
14	20,000	0.44%	3,000,000	2/7/2022	2/7/2027	20,000	20,000
15	20,000	0.44%	3,000,000	3/3/2022	3/3/2027	20,000	20,000
16	18,176	0.44%	3,000,000	2/7/2022	2/7/2027	18,176	18,176
17	53,015	0.44%	3,000,000	2/7/2022	2/7/2027	53,015	53,015
18	53,015	0.44%	3,000,000	2/7/2022	2/7/2027	53,015	53,015
19	27,265	0.44%	3,000,000	2/7/2022	2/7/2027	27,265	27,265
20	98,529	0.44%	3,000,000	2/7/2022	2/7/2027	98,529	98,529
21	50,000	0.44%	3,000,000	4/7/2022	4/7/2027	50,000	50,000
22	200,000	0.44%	5,000,000	12/6/2023	12/6/2028	200,000	200,000
23	50,000	0.44%	5,000,000	3/15/2024	3/15/2029	50,000	50,000
24	50,000	0.44%	5,000,000	3/15/2024	3/15/2029	50,000	50,000
25	87,500	0.44%	3,000,000	2/7/2022	2/7/2027	87,500	87,500
26	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500	62,500
27	100,000	0.44%	3,000,000	2/7/2022	2/7/2027	100,000	100,000
Totals	$1,750,000					$1,750,000	$1,750,000

Note 9. Segment information and revenue analysis

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decisions about allocating resources to each segment and evaluating their performances. The Company has one reporting segment. The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company and hence the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

Disaggregated information of revenues by stream are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues:
Time-based subscriptions	$253,238	$263,903
Credit-based subscriptions	562,778	521,382
Marketing revenues (related party)	—	100,000
Total revenues	$816,016	$885,285

Note 10. Commitments and Contingencies

Acquisition Agreement

On May 12, 2024, the Company executed an Agreement and Plan of Merger with BFAC, BFAC Merger Sub 1 Corp. and BFAC Merger Sub 2 Corp.  and Classover DE. The agreement provides for the Company’s acquisition of 100% of the issued and outstanding equity of Classover DE in exchange for the issuance of 1) an aggregate of 6,534,014 shares of Class A common stock and 2) an aggregate of 5,964,986 shares of Class B common stock and 3) an aggregate of 1,000,000 shares of Series A preferred stock.

Legal Proceedings

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

At March 31, 2025, the Company was not involved in any material legal proceedings regarding claims or legal actions against the Company.

Note 11 — Equity

The total number of shares which the Company shall have the authority to issue is five hundred and ten million (510,000,000) shares, which include 50,000,000 shares of Class A common stock, par value $0.0001 per share, 450,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock. The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. Holders of shares of Common Stock will exclusively possess all voting power with respect to the Company and are entitled vote on all matters submitted to the Company’s stockholders for their vote or approval. Each share of Class A Common Stock has the voting power of twenty-five votes and each share of Class B Common Stock has the voting power of one vote. As a result of the Merger as described in Note 13, all share and per share data has been retroactively restated to reflect the current capital structure of the Company.

As of March 31, 2025 and December 31, 2024, 1,000,000 shares of Series A Preferred Stock, 6,535,014 shares of Class A Common Stock and 1,531,864 shares of Class B Common Shares were issued and outstanding.

Note 12. Concentration of risk

Credit risk—The Company’s concentration of credit risk relates to financial institutions holding the Company’s cash. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The insurance coverage for cash deposits at each bank is $250,000. As of March 31, 2025, the cash balance in each financial institution is insured by the FDIC. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.

Customer concentration risk—For the three months ended March 31, 2025 and 2024, no customer accounted for more than 10% of the Company’s total revenues.

Vendor concentration risk—For the three months ended March 31, 2025 and 2024, no vendor accounted for over 10% of the Company’s total purchases.

Note 13. Subsequent Events

As described above, on May 12, 2024, the Company entered into an Agreement and Plan of Merger (the “Business Combination Agreement”) by and among the Company, BFAC, Merger Sub 1, Merger Sub 2 and Classover DE.

Pursuant to the Business Combination Agreement, upon the closing of the Business Combination (the “Closing”), Merger Sub 1 was to merge with and into BFAC (the “Reorganization Merger”), with BFAC being the surviving corporation of the Reorganization Merger and becoming a wholly-owned subsidiary of the Company, and then, immediately following the consummation of the Reorganization Merger, Merger Sub 2 was to merge with and into Classover DE (the “Acquisition Merger”, and together with the Reorganization Merger the “Mergers”), with Classover DE being the surviving corporation of the Acquisition Merger and becoming a wholly-owned subsidiary of the Company.

On April 4, 2025 (the “Closing Date”), the parties consummated the Mergers and the transactions contemplated by the Business Combination Agreement. The Company issued to the former security holders of Classover DE an aggregate of 6,535,014 shares of Class A Common Stock, 5,964,986 shares of Class B Common Stock and 1,000,000 shares of Series A preferred stock in exchange for their equity interests in the Company.

In addition, at Closing, the Company issued to a certain investor (the “PIPE Investor”) (i) 2,400 shares of Series B preferred stock, par value $0.0001 per share (“Series B Preferred Stock”), (ii) a warrant to purchase 1,600 shares of Series B Preferred Stock (the “First Preferred Warrant”), and (iii) a warrant to purchase 1,000 shares of Series B Preferred Stock (the “Second Preferred Warrant,” and together with the First Preferred Warrant, the “Preferred Warrants”), pursuant to the terms of a PIPE Agreement, dated November 22, 2024 (the “PIPE Agreement”), entered into by the Company, BFAC, Classover DE and the PIPE Investor. At the Closing, the PIPE Investor exercised the First Preferred Warrant to purchase 1,000 shares of Series B Preferred Stock. The PIPE Agreement and the Preferred Warrants together provide for the issuance of up to an aggregate of 5,000 shares of Series B Preferred Stock, with 3,400 shares issued at Closing for $3,230,000 (net of original issue discount), and the remaining shares issuable upon the exercise of the Second Preferred Warrant at later dates, subject to certain conditions, for an aggregate exercise price of up to $1,520,000 (net of original issue discount).  In connection with the PIPE, certain former shareholders of the Company transferred an aggregate of 1,000,000 shares of Class B Common Stock to the PIPE Investor.

On April 18, 2025, the PIPE investor exercised the remaining Preferred Warrants. Accordingly, the Company issued 1,600 Series B Preferred Stock in exchange for an aggregate net proceed of $1,520,000.

On April 19, 2025, the Company entered into a settlement agreement with Benjamin Securities, Inc. (the “Benjamin”) to settle an aggregate of $525,000 outstanding advisory services fees by repaying a cash payment of $95,000 and an issuance of 190,000 shares of Class B common stock of the Company.

On April 21, 2025, the Company issued an aggregate of 820,000 shares of restricted Class B common stock of the Company to two employees under the Company’s 2024 Long-Term Incentive Equity Plan.

On April 30, 2025, the Company entered into an Equity Purchase Facility Agreement (the “EPFA”) with Solana Strategic Holdings LLC (“SSH”).  Pursuant to the EPFA, subject to certain conditions precedent contained therein, the Company has the right to issue and sell to SSH, and SSH shall purchase from the Company, up to an aggregate of $400 million in newly issued shares of the Company’s Class B common stock; provided, however, that the Company will not issue a number of Shares in excess of 19.9% of the issued and outstanding shares of the Company on the date of the EPFA without first obtaining stockholder approval for such issuance as required by Nasdaq rules.  The Company will control the timing and amount of any sales of Shares to the Investor pursuant to the EPFA. In connection with the EPFA, the Company has adopted a Solana-centric digital asset treasury strategy pursuant to which the Company will, subject to certain limitations, allocate a significant portion of the proceeds received from the sale of any shares under the EPFA to the purchasing, long-term holding, and staking of Solana tokens, including operating Solana validators to earn staking rewards and contribute to the network’s security and decentralization and reinvesting staking yields to further expand the Company’s Solana holdings and strengthen its engagement within the Solana ecosystem. The Company has engaged Chaince Securities LLC as advisor to assist it with this treasury strategy and issued an aggregate of 100,000 shares of restricted Class B common stock of the Company as consideration for such services.

From May 2, 2025, to May 8, 2025, certain shareholders of Series A Preferred Stocks converted an aggregate of 410,777 Series A Preferred Stock to equal number of Class B Common Stock on a one-to-one basis.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Classover Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors .

CLASSOVER’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an online enrichment class platform that offers over 40 courses taught by experienced, independent educators. Our program caters to children aged 4 to 17, providing personalized attention and a supportive learning environment. Unlike traditional classes, we give students the unique opportunity to explore their interest in-depth via interactive, live streaming courses with flexible time slots. Although we have incurred continuing losses from operations and net losses in the past few years, our business has experienced continuous growth in sales. Our total revenue decreased by $69,269, or 8%, from $885,285 for the three months ended March 31, 2024, to $816,016 for the three months ended March 31, 2025. Our gross profit decreased by $69,770, from $475,136 for the three months ended March 31, 2024, to $405,366 for the three months ended March 31, 2025. Gross profit margin decreased from 54% for the three months ended March 31, 2024 to 50% for the three months ended March 31, 2025.

Business Model

We understand that it is easier to learn when students are interested, so we highlight variety in our business model. Our platform offers a wide breadth of affordable enrichment programs including language, science, technology, engineering, arts, mathematics, music, and many more. Since our platform handles enrollments, record keeping, and many other tasks that usually take up educators’ time, our educator can focus on sharing knowledge about topics they love with our students.

We analyze data gathered on our platform to better determine our students’ most relevant needs, helping us match them with relevant courses and learning paths, thereby driving higher satisfaction. Once a learner enrolls in a course, we strive to provide an effective learning experience through tutoring, assessments, Q&As, and interactive exercises.

We provide time-based subscriptions and credit-based subscriptions to our online courses. For time-based subscriptions, we provide students with unlimited access to our courses for a specified period of time. For credit-based subscriptions, we offer our students the flexibility to take courses at any time up to the limit of their prepaid balance.

Key Factors Affecting Our Performance

Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in the Form 10-Q.

Ability to attract new registered users and paid subscribers

Our business model is dependent upon our ability to grow and maintain a large user base, and it also requires that we grow and keep registered users and paid subscribers. As of March 31, 2025 and December 31, 2024, we have 65,614 and 61,387 registered users, respectively.

"Registered users" are individuals who have signed up and created an account on our platform. This group includes all users who access our services, regardless of whether they have made a financial commitment to our offerings. Registered users may take advantage of free trials, access limited content, or use basic features available at no cost. While registered users do not directly contribute to subscription revenue, they play a crucial role in the overall revenue strategy by expanding the potential market. They provide a pool of potential customers who can be converted into paying customers through targeted marketing and engagement strategies. Additionally, registered users might generate revenue through advertisements, in-app purchases, or by upgrading to paid plans.

"Paid subscribers," on the other hand, include those registered users who have opted for a subscription plan and have made a financial commitment to access our premium content and features. Paid subscribers also encompass customers who purchase lesson credit packages, allowing them to access specific lessons or courses without committing to a recurring subscription. These subscribers typically pay either a recurring fee, which can be monthly, quarterly, or annually, depending on the subscription model, or a one-time fee for lesson credit packages. Paid subscribers are the primary source of revenue for the Company. The consistent and recurring nature of subscription payments ensures a steady revenue stream, while lesson credit packages offer flexibility and contribute additional non-recurring revenue. This combination supports the Company's operational costs, development, and expansion plans.

Ability to retain existing paid subscribers and customer relationships

Our ability to increase our revenues and profitability will depend on the ability to retain our existing customers as well as to convert registered users to paid subscribers.

Ability to attract and retain high quality independent teacher contractors

We believe that students are attracted to us largely because of the high quality and wide selection of enrichment and academic lessons offered by our high quality independent teacher contractors, and that continuing to attract and retain many high quality educator partners will be an important factor in attracting registered users and paid subscribers and increasing our revenue over time. We believe that our reach, reputation, and compensation packages provide an attractive value proposition for educators to partner with us to develop and distribute enrichment content. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our user base, improving recommendation and personalization features, and developing marketing capabilities that drive higher conversions. As of March 31, 2025 and December 31, 2024, we have 977 and 936 educator partners working with us, respectively.

Operating Efficiency

Our ability to maintain and increase profitability also depends on our ability to effectively control our costs and expenses. The significant component of our cost of revenues is the compensation expense to our educators. Our gross profit margin decreased from 54% for the three months ended March 31, 2024 to 50% for the three months ended March 31, 2025 due to the lack of consulting revenue stream in 2025 as consulting services were provided over the past nine months ended in 2024. We pay our educators based on the number of hours they teach. In addition, we initiated time limit on certain courses, which encouraged students to pick courses in a shorter period of time, which also lead to an increase in the number of students in each class. However, to ensure quality of our online courses, we generally maintain a student to teacher ratio within 6:1.

Key Components of Results of Operations

Revenues

We have two predominant sources of revenue: (i) time-based subscriptions and (ii) credit-based subscriptions to our online courses. Customers are required to pay in advance to enroll for courses. In 2023, we started generating consulting revenue by providing marketing consulting services to a related party.

Cost of revenues

Cost of revenue consists of streaming services, third-party payment processing fees, and compensation for teachers and certain employees.

Selling expenses

Selling expenses consist primarily of advertising costs on social media platforms such as Google and WeChat.

General and administrative expenses

General and administrative expenses consist primarily of (i) compensation for our management and administrative personnel, (ii) expenses in connection with operation supporting functions such as legal, accounting, consulting, and other professional service fees, and (iii) office rental, depreciation, and other administrative related expenses.

Research and Development Expenses

Our research and development expenses include compensation-related expenses to the outsourced subcontractors for maintenance of our online learning platform.

Results of Operations

The following table summarizes our results of operations for the years presented. The results below are not necessarily indicative of results to be expected for future periods.

	For the Three Months Ended March 31,

	2025	2024	Variance	%

Revenues:
Service revenues	$816,016	$785,285	$30,731	4%
Consulting revenues (related party)	-	100,000	(100,000)	-100%

Total revenues	816,016	885,285	(69,269)	-8%

Cost of revenues:
Cost of revenues	410,650	410,149	501	0%

Total cost of revenues	410,650	410,149	501	0%

Gross profit	405,366	475,136	(69,770)	-15%

Operating expenses:
Selling and marketing	121,427	112,859	8,568	8%
General and administrative	573,539	508,902	64,637	13%
Research and development	6,307	18,492	(12,185)	-66%

Total operating expenses	701,273	640,253	61,020	10%

(Loss) from operations	$(295,907)	$(165,117)	$(130,790)	79%

Interest and other expense	(1,300)	(1,972)	672	-34%

(Loss) before provision for income taxes	(297,207)	(167,089)	(130,118)	78%
Provision for income taxes	-	-	-	0%

Net (loss)	$(297,207)	$(167,089)	$(130,118)	78%

Revenue

The summary information by revenue stream are as follows:

	For the Three Months Ended March 31,

	2025	2024	Variance	%

Revenues:
Service revenues	$816,016	$785,285	$30,731	4%
Consulting revenues (related party)	-	100,000	(100,000)	100%
Total	$816,016	$885,285	$(69,269)	-8%

Our total revenue decreased by $69,269, or 8% from $885,285 for the three months ended March 31, 2024, to $816,016 for the three months ended March 31, 2025.

The decrease in the revenue in the first quarter of 2024 as compared to the first quarter of 2025 was primarily attributable to the absence of consulting revenue, partially offset by the increase in service revenues. In the fourth quarter of 2023, we added a new revenue stream by providing marketing consulting services to Genius Kid Class LLC, one of our related parties. Consulting revenue generated in the first quarter of 2024 was $100,000. Consulting services were provided over the past nine months.  We completed our consulting service obligation by the end of 2024. We are uncertain about future growth of consulting revenue as we have not secured any new consulting contracts yet as of March 31, 2025.As a result, no consulting revenue was generated in the first quarter of 2025. Service revenues increased by $30,731, or 4%, from $785,285 for the three months ended March 31, 2024, to $816,016 for the three months ended March 31, 2025, driven by an increase in credit-based subscriptions and number of courses delivered during the first quarter of 2025.

Costs of Revenue

	For the Three Months Ended March 31,		Variance	Variance
	2025	2024	Amount	%
Compensation	$371,390	$368,275	$3,115	1%
Payment Processing Fee	16,809	20,469	(3,659)	-18%
Streaming Services	22,450	21,405	1,045	5%
Total	$410,650	$410,149	$501	0%

Cost of revenues increased slightly by $501, from $410,149 for the three months ended March 31, 2024, to $410,650 for the three months ended March 31, 2025.

Compensation expense mainly comprises of wages for independent educators and certain employees directly involved in providing services. Compensation expense increased by $3,115, or 1%, from $368,275 for the three months ended March 31, 2024, to $371,390 for the three months ended March 31, 2025, driven by an increase in registered users and courses delivered during the first quarter of 2025. Additionally, we added competition classes , including AMC math competition preparation class and Math Kangaroo to our course portfolio. The cost of streaming service increased by $1,045, or 5%, from $21,405 for the three months March 31, 2024, to $22,450 for the three months ended March 31, 2025, due to the increase in total cost of revenue. The increase in streaming service expense is mainly attributable to increased class sessions provided during the first quarter of 2025.

Gross profit margin

Our gross profit and gross profit margin from the two revenue streams are summarized as follows:

	For the Three Months Ended March 31,
	2025	2024	Variance
Service revenues
Gross profit	405,366	385,823	19,543
Gross margin	50%	49%	1%
Consulting revenues (related party)
Gross profit	0	89,313	-89,313
Gross margin	0%	89%	-89%
Total
Gross profit	405,366	475,136	-69,770
Gross margin	50%	54%	-4%

The total gross profit margin decreased from 54% for the three months ended March 31, 2024 to 50% for the three months ended March 31, 2025, as a result of decreased revenue during 2025.

Our gross margin of service revenue increased from 49% for the three months ended March 31, 2024 to 50% for the three months ended March 31, 2025, mainly due to a higher growth rate in service revenue as compared to growth rate in related costs as the company’s continuous effort to optimize class size and class schedules.

Operating expenses

During the three months ended March 31, 2025, we incurred total operating expenses of $701,273, an increase of $640,253, or 10%, as compared to a total of $558,863 during the three months ended March 31, 2024.

Selling expenses increased by $8,568, or 8% from $121,427 for the three months ended March 31, 2024, to $112,859 for the three months ended March 31, 2025. Selling expenses include sales personnel payroll expenses, marketing and promotion expenses, and meals and entertainment expenses in relation to sales activities.

There was an approximately 25% increase in our sales personnel payroll expenses from $91,341 for the three months ended March 31, 2024, to $114,025 for the three months ended March 31, 2025. The increase in sales personnel payroll expenses was primarily attributable to the implementation of a performance-based compensation model that aligns incentives more closely to the Company’s overall performance. As a result, our growth in service revenue has pushed up our sales personnel payroll expenses in 2025.

The increase in selling expenses was partially offset by a decrease in marketing and promotional expenses. There was an approximately 64% decrease in our marketing and promotional expenses from $20,349 for the three months ended March 31, 2024 to $7,402 for the three months ended March 31, 2025. The reduction in marketing and promotional expenses from 2025 to 2024 was primarily achieved through the implementation of strategic cost saving measures, specifically the reduction of expenditures on social media companies and channels. Additionally, we engaged in collaborative partnerships with social influencers in the education sector to bolster audience engagement, leveraging their audience base for more targeted and impactful outreach efforts. Notably, the results delivered by our influencer partners are more promising as compared to traditional marketing, and more importantly, at a lower cost.

General and administrative expenses increased by $63,468, or 13% from $508,902 for the three months ended March 31, 2024, to $573,539 for the three months ended March 31, 2025. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses. The increase was primarily attributable to an increase in consulting expenses relating to our general operations.

Other general expenses increased by $64,744, or 61% from $106,584 for the three months ended March 31, 2024, to $171,328 for the three months ended March 31, 2025. The increase was primarily attributable to a higher professional fee expenditures in 2025 when we incurred professional consulting fees and regulatory registration expenses as we prepared for a merger with Battery Future Acquisition Corp. (“BFAC”).

Interest and other expenses for the three months ended March 31, 2025, was $1,300 as compared to $1,972 for the three months ended March 31, 2024.

Provision for income taxes

We had no income tax provision for the three months ended March 31, 2025 and 2024 as we made fully allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized.

Net Loss

As a result of the combination of factors discussed above, our net loss increased from $167,089 for the three months ended March 31, 2024 to $297,207 for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $80,416. Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits:

	March 31, 2025	December 31, 2024

Cash on hand	$3,144	$3,144
Bank deposits	77,272	47,538
Total cash shown in the Statement of Cash Flows	$80,416	$50,682

The accompanying consolidated financial statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2025, the Company had cash of $80,416, current liabilities of $3,595,464, a working capital deficit of $3,509,780, and a stockholders’ deficit of $4,816,361, and a net loss of $297,207 For the three months ended March 31, 2025. These factors among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Business Combination with BFAC was consummated on April 4, 2025 and the Company received $1,075,936 from BFAC’s trust account at closing. In addition, the Company received an aggregate of $4,700,000 net proceed from a PIPE investor following the business combination. On April 30, 2025, the Company entered into an Equity Purchase Facility Agreement (the “EPFA”) with Solana Strategic Holdings LLC (“SSH”).  Pursuant to the EPFA, subject to certain conditions precedent contained therein, the Company has the right to issue and sell to SSH, and SSH shall purchase from the Company, up to an aggregate of $400 million in newly issued shares of the Company’s Class B common stock. The Company has evaluated the significance and conditions of the trust account balance , the PIPE Financing, the EPFA, and concluded that the above financing plan is an effective mitigation plan that provides sufficient liquidity to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the factors raising the going concern uncertainty are alleviated.

These financial statements do not include any adjustment relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We may, however, need additional cash resources in the future if we experience changes in business conditions or other developments, or if we find and wish to pursue opportunities for investments, acquisitions, capital expenditures or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue additional equity or debt securities. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

	For the three months ended March 31,
	2025	2024

Net cash (used in) operating activities	$(288,266)	$(189,685)
Net cash (used in) investing activities	-	(128,554)
Net cash provided by financing activities	318,000	100,000
Change in cash and cash equivalents	29,734	(218,239)
Cash and cash equivalents, beginning of year	50,682	787,652
Cash and cash equivalents, end of year	$80,416	$569,413

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025, was primarily attributable to net loss of $297,207 and decrease in operating lease liabilities of $77,063 as we made payment under the lease contract and decrease in deferred revenues of $104,044. Cash outflow was partially offset by the non-cash amortization of operating lease right-of-use assets $75,221, depreciation and amortization expenses of $16,221, increase in due to related parties of $48,365, and increase in accrued liabilities and other payables of $37,171.

Net cash used in operating activities for the three months ended March 31, 2024, was primarily attributable to net loss of $167,089, decrease in due to related party $88,144 as we repaid our related party for the amount due, and decrease in operating lease liabilities of $72,340 as we made payment under the lease contract. Cash outflow was partially offset by the non-cash amortization of operating lease right-of-use assets $72,304, stock compensation issued for consulting services $25,120 and increase in deferred revenues of $38,350 as we collected in advance from online class subscription.

Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2025, as compared to $128,554 for the three months ended March 31, 2024.

The decrease was primarily due to no purchases of property and equipment in 2025, as compared to $128,554 of purchases in 2024.

Financing Activities

Net cash provided by financing activities was $318,000, for the three months ended March 31, 2025, an increase of $218,000, as compared to $100,000  net cash provided by financing activities for the three months ended March 31, 2024. The increase was mainly due to the issuance of promissory notes in the amount of $140,000 to the related party, and an advance of $178,000 from related party for the Company’s operating fund.

Critical Accounting Policies and Estimates

Accounting Principles—The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Principles of consolidation—The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany transactions and balances between the Company and its subsidiary are eliminated upon consolidation.

Use of Estimates— The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, useful lives of property and equipment, valuation of deferred tax assets and liabilities, operating lease right-of-use assets and liabilities and deferred revenue. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Revenue Recognition— The Company has three predominant sources of revenue: time-based subscriptions, credit-based subscriptions to our online courses, and marketing consulting services.

Subscription Revenue

Customers are required to pay in advance to enroll for course. For time-based subscriptions, we are obligated to provide students with unlimited access to our course for a specified term. For credit-based subscriptions, we offer our students the flexibility to take courses at any time up to the limit of their prepaid balance. Each contract of the online education service is accounted for as single performance obligation which is satisfied ratably over the service period. We charge fixed fees to the services contracts. The proceeds collected are initially recorded as deferred revenue. For credit-based subscriptions, revenues are recognized proportionately as the courses are delivered. For time-based subscriptions, revenues are recognized on a straight-line basis over the subscription period from the date in which the students activate the courses to the date of expiration. Refunds are provided to the students who decide to withdraw from the subscribed courses within the course offer period and a proportional refund is based on the percentage of untaken courses to the total courses purchased. Historically, the Company has not experienced material refunds.

Consulting Revenue

The Company also generates revenue from consulting services. The Company’s consulting program is designed to teach startup founders within the education sector how to market their product, refine their course content, infrastructure, and business models, achieve market fit and operating efficiency, and scale the startup into a high growth education business. The Company’s performance obligation is to provide consulting services to startup founders for a specific term. Customers are required to prepay full consulting service charge, which is fixed and determinable, at contract inception to secure program spot, and revenue is recognized overtime on a straight-line basis through the service term.

Principal Agent Considerations—The Company makes its application available to be downloaded through third-party digital distribution service providers. Users who intend to enroll our courses are directed to third-party payment platforms before completing subscription with us. The Company evaluates the purchases via third-party payment processors to determine whether its revenues should be reported gross or net of fees retained by the payment processor. The Company is the principal in the transaction with the end user as a result of controlling, hosting, and integrating the delivery of the virtual items to the end user. The Company records revenue on a gross basis as a principal and records fees paid to third-party payment platforms as cost of revenues.

Deferred Revenue— Deferred revenue mostly consists of payments we receive in advance of revenue recognition. Revenue is recognized over the life of the subscription, or as the delivery of the pre-purchased class sessions. The Company classifies deferred revenue as a short-term liability on the balance sheets as the longest subscription plan is for twelve months and the remaining session are expected to be delivered within twelve months or less.

Cost of Revenue—Cost of revenue predominantly consists of streaming services, third-party payment processing fees, and wages for teachers and certain employees engaged in producing the revenue.

Property and Equipment—Property and equipment primarily includes computers and furniture are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over 5 years.

Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the leasehold improvements. Costs related to maintenance and repairs that do not extend the assets’ useful life are expensed as incurred.

Income Taxes—The Company provides for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax reporting. The deferred tax asset or liability represents the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is established for any deferred tax asset for which it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the asset and liability method. The first step is to evaluate the tax position for recognition by determining whether evidence indicates that it is more likely than not that a position will be sustained if examined by a taxing authority.

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at September 30, 2024 and 2023 related to uncertain tax positions.

Fair Value of Financial Instruments—The Company accounts for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures.

The carrying values of cash, cash equivalents, accounts payable, deferred revenues, interest payable, loan payable, due to related parties, operating lease liabilities and accrued liabilities and other payables are deemed to be reasonable estimates of their fair values because of their short-term nature.

Research and Development Costs— Research and development expenses include compensation-related expenses to the outsourced subcontractors for maintenance of our online learning platform.

Recent Issued Accounting Pronouncements

For a detailed discussion on recent accounting pronouncements, see Note 2 to the consolidated financial statements included elsewhere in the Form 8-K.

Contingencies—The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated. If a loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss, would be disclosed.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements including arrangements that would affect the Company’s liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLASSOVER HOLDINGS, INC.

Dated: May 19, 2025	By.	/s/ Hui Luo
Hui Luo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 19, 2025	By.	/s/ Yanling Peng
Yanling Peng
Chief Financial Officer
(Principal Financial Officer)

