Form 10-Q
period 2025-06-30
Classover Holdings, Inc.
filed 2025-08-14
CIK 2022308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, the registrant had 6,535,014 shares of Class A Common Stock, par value $0.0001 per share, and 18,083,473 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

 (EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash	$5,978,572	$50,682
Prepayments and other current assets	3,485	15,557
Due from related parties	3,805	8,251

Total current assets	5,985,862	74,490

Noncurrent assets:
Property and equipment, net	186,175	218,617
Intangible assets, net	5,775,478	-
Operating lease right-of-use assets, net	1,401,041	1,552,242
Investment accounts	8,742,813	-
Deposit	5,000	-

Total noncurrent assets	16,110,507	1,770,859

TOTAL ASSETS	$22,096,369	$1,845,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,655,224	$7,200
Interest payable	50,630	19,072
Deferred revenues	2,478,979	2,719,091
Due to related parties	181,877	249,545
Operating lease liabilities - current	187,882	314,685
Accrued liabilities and other payables	30,423	63,415

Total current liabilities	4,585,015	3,373,008

Noncurrent liabilities:
Convertible notes payable	11,260,630	1,750,000
Operating lease liabilities - noncurrent	1,213,413	1,241,495
Deferred tax liabilities	38,360	-
Warrant liabilities	2,294,248	-

Total noncurrent liabilities	14,806,651	2,991,495

TOTAL LIABILITIES	19,391,666	6,364,503

Commitments and contingencies	-	-

Stockholders' equity:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
-Series A, 584,869 and 1,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024*, repectively	58	100
-Series B, 5,000 and no shares issued and outstanding as of June 30, 2025 and December 31, 2024*, repectively	1	-
Class A Common Stock, $0.0001 par value, 50,000,000 shares authorized, 6,535,014 shares issued and outstanding as of June 30, 2025 and December 31, 2024*, repectively	654	654
Class B Common Stock $0.0001 par value, 450,000,000 shares authorized, 18,083,473 and 10,730,691 shares issued and outstanding as of June 30, 2025 and December 31, 2024*, repectively	1,809	1,113
Additional paid-in capital	11,465,281	78,703
Accumulated deficit	(8,763,100)	(4,599,724)

Total stockholders' equity (deficit)	2,704,703	(4,519,154)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$22,096,369	$1,845,349

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$725,648	$840,611	$1,541,664	$1,625,896
Consulting revenues (related party)	-	100,000	-	200,000

Total revenues	725,648	940,611	1,541,664	1,825,896

Cost of revenues:
Cost of revenues	402,930	411,139	813,580	821,288

Total cost of revenues	402,930	411,139	813,580	821,288

Gross profit	322,718	529,472	728,084	1,004,608

Operating expenses:
Selling and marketing	110,085	143,735	231,512	256,594
General and administrative	1,889,175	550,224	2,462,714	1,059,126
Research and development	22,491	6,426	28,798	24,918

Total operating expenses	2,021,751	700,385	2,723,024	1,340,638

(Loss) from operations	(1,699,033)	(170,913)	(1,994,940)	(336,030)

Other income (expense)
Change in fair value of warrants	(1,540,424)	-	(1,540,424)	-
Change in fair value of crypto assets	182,665	-	182,665	-
Change in fair value of convertible debt	(260,630)	-	(260,630)	-
Financing cost	(473,500)	-	(473,500)	-
Staking rewards	6,548	-	6,548	-
Interest and other expense	(43,435)	(1,906)	(44,735)	(3,878)

Total other income (expense)	(2,128,776)	(1,906)	(2,130,076)	(3,878)

(Loss) before provision for income taxes	(3,827,809)	(172,819)	(4,125,016)	(339,908)
Provision for income taxes	38,360	-	38,360	-

Net (loss)	$(3,866,169)	$(172,819)	$(4,163,376)	$(339,908)

Weighted average shares outstanding-Preferred Stock-Series A*	1,000,000	1,000,000	1,000,000	1,000,000
Basic and diluted net income per share-Preferred Stock-Series A*	$(160,914)	$(9,258)	$(195,026)	$(18,209)
Weighted average shares outstanding-Preferred Stock-Series B*	2,328	-	2,328	-
Basic and diluted net income per share-Preferred Stock-Series B*	$(375)	$-	$(454)	$-
Weighted average shares outstanding-Class A Common Stock*	6,535,014	6,535,014	6,535,014	6,535,014
Basic and diluted net income per share-Class A Common Stock*	$(1,051,573)	$(60,502)	$(1,274,499)	$(118,997)
Weighted average shares outstanding-Class B Common Stock*	16,489,015	11,131,864	13,810,439	11,131,864
Basic and diluted net income per share-Class B Common Stock*	$(2,653,308)	$(103,059)	$(2,693,397)	$(202,702)

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 (EXPRESSED IN US DOLLARS)

	Preferred Stock-Series A*	Preferred Stock-Series A amount	Preferred Stock-Series B*	Preferred Stock-Series B amount	Class A Common Stock*	Class A Common Stock amount	Class B Common Stock*	Class B Common Stock amount	Additional Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2023	1,000,000	$100	-	$-	6,535,014	$654	10,730,691	$1,073	$53,623	$(3,756,676)	$(3,701,226)
Stock compensation issued for consulting services	-	-	-	-	-	-	401,173	40	25,080	-	25,120
Net loss	-	-	-	-	-	-	-	-	-	(167,089)	(167,089)
Balance at March 31, 2024 (unaudited)	1,000,000	$100	-	$-	6,535,014	$654	11,131,864	$1,113	$78,703	$(3,923,765)	$(3,843,195)
Net loss	-	-	-	-	-	-	-	-	-	(172,819)	(172,819)
Balance at June 30, 2024 (unaudited)	1,000,000	$100	-	$-	6,535,014	$654	11,131,864	$1,113	$78,703	$(4,096,584)	$(4,016,014)

Balance at December 31, 2024	1,000,000	$100	-	$-	6,535,014	$654	11,131,864	$1,113	$78,703	$4,599,724	$4,519,154
Net loss	-	-	-	-	-	-	-	-	-	(297,207)	(297,207)
Balance at March 31, 2025 (unaudited)	1,000,000	$100	-	$-	6,535,014	$654	11,131,864	$1,113	$78,703	$(4,896,931)	$(4,816,361)
Net loss	-	-	-	-	-	-	-	-	-	(3,866,169)	(3,866,169)
Reverse recapitalization	-	-	-	-	-	-	-	-	(2,183,392)	-	(2,183,392)
Conversion of convertible debt	-	-	-	-	-	-	4,433,122	443	1,768,629	-	1,769,072
Common stock issued to SPAC public shareholders	-	-	-	-	-	-	168,356	17	1,942,281	-	1,942,298
Capital contribution from private placement	-	-	5,000	1	-	-	-	-	4,699,999	-	4,700,000
Employee stock compensation	-	-	-	-	-	-	820,000	82	118,362	-	118,444
Stock compensation to advisors	-	-	-	-	-	-	290,000	29	448,804	-	448,833
Conversion of preferred stock to common stock	(415,131)	(42)	-	-	-	-	415,131	42	-	-	-
Issurance of common stock and warrants for intangible assets acquisition	-	-	-	-	-	-	800,000	80	4,525,398	-	4,525,478
Stock issued for waiving contractual restriction	-	-	-	-	-	-	25,000	3	66,497	-	66,500
Balance at June 30, 2025 (unaudited)	584,869	$58	5,000	$1	6,535,014	$654	18,083,473	$1,809	$11,465,281	$(8,763,100)	$2,704,703

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (EXPRESSED IN US DOLLARS)

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(4,163,376)	$(339,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,442	23,380
Amortization of operating lease right-of-use assets	151,201	145,419
Employee stock compensation	118,444	-
Stock compensation issued for advisory service	18,833	25,120
Deferred tax liabilities	38,360	-
Change in fair value of warrants	1,540,424	-
Change in fair value of crypto assets	(182,665)	-
Change in fair value of convertible debt	260,630
Stock issued for waiving contractual restriction	66,500	-
Staking rewards	(6,548)	-
Changes in operating assets and liabilities:
Due from related parties	4,446	9,297
Prepayments and other current assets	12,072	(998)
Deposit	(5,000)	-
Accounts payable	1,513,002	2,039
Interest payable	50,630	3,201
Deferred revenues	(240,112)	92,329
Operating lease liabilities	(154,885)	(115,394)
Due to related parties	(53,183)	(170,765)
Accrued liabilities and other payables	374,008	19,971
Net cash (used in) operating activities	(624,777)	(306,309)

Cash flows from investing activities:
Purchases of property and equipment	-	(136,394)
Purchases of crypto assets	(1,050,000)	-
Purchases of intangible assets	(1,250,000)	-
Net cash (used in) investing activities	(2,300,000)	(136,394)

Cash flows from financing activities:
Proceeds from convertible notes payable	3,089,400	100,000
Capital contribution from private placement	4,700,000	-
Proceeds from the reverse recapitalization	1,077,752	-
Repayment of promissory notes to related party	(332,485)	-
Proceeds from promissory notes related party	318,000	-
Net cash provided by financing activities	8,852,667	100,000

Net (decrease) increase in cash	5,927,890	(342,703)
Cash, beginning of period	50,682	787,652

Cash, end of period	$5,978,572	$444,949

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash activities:
Issuance of common stock and warrants for intangible assets acquisition	4,525,398	-
Purchase of crypto assets through convertible debt	7,503,600	-
Common stock issued for liability payment	430,000	-
Conversion of convertible debt and interest payable	1,769,072	-
Conversion of preferred stock to common stock	42	-

See accompanying notes to the consolidated financial statements.

 CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

Note 1. Description of the Business and Basis of Presentation

Classover Holdings, Inc. (the “Company”) is a company incorporated on May 2, 2024 under Delaware law as a wholly owned subsidiary of the Battery Future Acquisition Corp., a Cayman Islands exempted Company (the “BFAC”).

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

The Merger is considered as a reverse recapitalization in accordance with Accounting Standards Codification (“ASC”) 805-40. Under this method of accounting, BFAC will be treated as the “acquired” company for financial reporting purposes. This determination is primarily based on Classover DE stockholders comprise majority of the voting power of the Company, directors appointed by Classover DE constituting majority of the Company’s board of directors, Classover DE’s operations prior to the merger comprising the only ongoing operations of the Company, and Classover DE’s senior management comprising all of the senior management of the Company.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2025. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the years ended December 31, 2024 and 2023.

Note 2. Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany transactions and balances between the Company and its subsidiary are eliminated upon consolidation.

Liquidity and Going Concern

As of June 30, 2025, the Company had cash of $5,978,572, current liabilities of $4,585,015, a working capital of $1,400,847 and a stockholders’ equity of $2,704,703. For the three months ended June 30, 2025 and 2024, the Company had losses of $3,866,169 and $172,819, respectively, and for the six months ended June 30, 2025 and 2024, the Company had losses of $4,163,376 and $339,908, respectively. The continuing losses raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed business combination with BFAC on April 4, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, the Company received an aggregate of $4,700,000 from PIPE investors following the business combination, and entered into an equity purchase facility agreement (the “FPFA”) with Solana Strategic Holdings LLC (“Solana Holdings”) for up to an aggregate of $400 million in newly issued shares of the Company’s Class B common stock. Moreover, on May 30, 2025, the Company entered into a Securities Purchase Agreement with an investor and the Company may sell to the investor up to an aggregate of $500 million in newly issued senior secured convertible notes (the “Notes”). On June 6, 2025, the Company consummated the initial closing of $11 million of Notes. Management of the Company has evaluated the mitigation plans and determined that the current working capital, cash position, the FPFA, and Notes available for future issuance are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

Use of Estimates

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

Revenue Recognition

The Company has six predominant sources of revenue: time-based subscriptions, credit-based subscriptions to our online courses, and marketing consulting services.

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

Principal Agent Considerations

The Company makes its application available to be downloaded through third-party digital distribution service providers. Users who intend to enroll our courses are directed to third-party payment platforms before completing the subscription with us. The Company evaluates the purchases via third-party payment processors to determine whether its revenues should be reported gross or net of fees retained by the payment processor. The Company is the principal in the transaction with the end user as a result of controlling, hosting, and integrating the delivery of the virtual items to the end user. The Company records revenue on a gross basis as a principal and records fees paid to third-party payment platforms as cost of revenues.

Deferred Revenue

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

Cost of Revenue

Cost of revenue predominantly consists of streaming services, third-party payment processing fees, and wages for teachers and certain employees engaged in producing the revenue.

Referral Incentives

Referral incentives are course credits that we offer to our customers for referring new customers. The incentives are expensed as incurred when the credits are consummated and the corresponding expenses, which are independent educators’ compensation allocated to service the referral credits, are included in selling expenses

Cash and Cash Equivalents

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits.

	June 30, 2025	December 31, 2024

Cash on hand	$3,146	$3,144
Bank deposits	5,975,426	47,538
Total cash shown in the Statement of Cash Flows	$5,978,572	$50,682

Deposits

Deposits consist of credit card security deposits, which paid to the bank upon the account open. Management regularly reviews the age of these deposits and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection is made. As of June 30,2025, there was no allowance for deposits.

Property and Equipment

Property and equipment primarily includes computers and furniture stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over 5 years.

Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the leasehold improvements. Costs related to maintenance and repairs that do not extend the assets’ useful life are expensed as incurred.

Investment accounts

Investment accounts consist of cash and crypto assets held for investment purposes. Cash is carried at cost, which approximates fair value due to its short-term nature. The Company has elected to use the weighted average cost (WAC) method to determine the cost basis for its initial recognition of crypto asset holdings. Under this method, the cost of crypto assets sold or exchanged is calculated using the weighted average cost per unit at the time of the transaction. This method is applied consistently across all crypto asset holdings. The Company measures the fair value of its crypto assets subsequently, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. The Company establishes a deferred tax liability if the market value of crypto assets at the reporting date is greater than the average cost basis of the Company’s crypto holdings at such reporting date, and any subsequent increases or decreases in the market value of crypto assets increases or decreases the deferred tax liability. In determining the gain (loss) to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the crypto assets with WAC method.

Intangible assets

Intangible assets acquired by the Company are stated at cost less accumulated amortization (where the estimated useful life is finite) and impairment losses. Amortization of intangible assets with finite useful lives is charged to profit or loss on a straight-line basis over the assets’ estimated useful life, which is the period over which an asset is expected to be available for use. The estimates and associated assumptions of useful life determined by the Company are based on technical or commercial obsolescence, legal or contractual limits on the use of the asset, and other relevant factors. Both the period and method of amortization are reviewed annually. Intangible assets are not amortized while their useful lives are assessed to be indefinite. Any conclusion that the useful life of an intangible asset is indefinite is reviewed annually to determine whether events and circumstances continue to support the indefinite useful life assessment for that asset. If they do not, the change in the useful life assessment from indefinite to finite is accounted for prospectively from the date of change and in accordance with the policy for amortization of intangible assets with finite lives as set out above.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at June 30, 2025 and December 31, 2024 related to uncertain tax positions.

Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures.

The carrying values of cash, accounts payable, deferred revenues, interest payable, due to related parties, and accrued liabilities and other payables are deemed to be reasonable estimates of their fair values because of their short-term nature.

Research and Development Costs

Research and development expenses are expensed as incurred and include compensation-related expenses to the outsourced subcontractors for maintenance of our online learning platform.

Segment Information and Geographic Data

FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in consolidated financial statements for details on the Company’s business segments.

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

Advertising Costs

Advertising costs amounted to $11,187 and $23,074 for the three months ended June 30, 2025 and 2024, respectively, and $18,589 and $43,423 for the six months ended June 30, 2025 and 2024. Advertising costs are expensed as incurred and included in selling expenses.

Contingencies

The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.

If a loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss, would be disclosed.

Operating Leases

Effective January 1, 2022, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. On November 1, 2022, the Company recognized approximately $2.2 million of right of use (“ROU”) assets and operating lease liabilities based on the present value of the future minimum rental payments of the sublease with related party Dream Go for its office space expiring on October 31,2029, using an incremental borrowing rate of 4%.

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

Earnings (loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2025 and 2024, the convertible notes payable were excluded from the calculation of diluted EPS as their inclusion would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective January 1, 2025.

Note 3. Property and Equipment, net

Property and equipment consists of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Computers and electronic equipment	$55,532	$55,532
Furniture and fixtures	91,018	91,018
Leasehold improvements	177,865	177,865
Total property and equipment	324,415	324,415
Less: accumulated depreciation	(138,240)	(105,798)
Total property and equipment, net	$186,175	$218,617

Depreciation expense was $16,221 and $13,624 for the three months ended June 30, 2025 and 2024, respectively, and $32,442 and $23,380 for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense is included within general and administrative expenses in the Company’s statements of operations.

Note 4. Investment accounts

Investment accounts consist of cash and crypto assets held for investment purposes. Cash is carried at cost, which approximates fair value due to its short-term nature. The Company accounts for its crypto assets, which are currently comprised solely of Solana, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. The Company’s crypto assets are initially recorded at cost and subsequently are measured at fair value as of each reporting period. The Company determines the fair value of its crypto assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value are recognized in the Company’s consolidated statement of operations.

The following table summarizes the Company’s digital asset holdings, as of:

	June 30, 2025	December 31, 2024
Number of Solana	39,878	-
Crypto asset carrying value	$5,951,271	$-
Unrealized gain (loss) on crypto assets	182,665	-
Staking rewards	6,548	-
Cash	2,602,329	-
Total investment accounts	$8,742,813	$-

Note 5. Intangible Assets

On June 30, 2025, the Company acquired certain intellectual property rights and trademarks (“IP”) with fair value $8,500,000 from Silver Run Group, LLC and its wholly owned subsidiary, Deer Creek IP, LLC, which are expected to enhance the Company’s development and future commercialization strategy. The total consideration for the acquisition was approximately $5,775,000, consisting of the following components:

•	Cash consideration of $1,250,000;

•	Issuance of 800,000 shares of the Company’s Class B common stock valued at $2.94, totaling $2,352,000, based on the fair value of the shares on the acquisition date;
•	Issuance of pre-funded warrants to purchase 739,278 shares of Class B common stock, with an exercise price of $0.01 per share and an expiration date of June 30, 2030. The pre-funded warrants are exercisable on a cash or cashless basis and are subject to a 9.9% beneficial ownership blocker. The fair value of the warrants on the acquisition date was estimated at $2.94 using the Black-Scholes option pricing model with the following assumptions:
○	Expected term: 5 years
○	Expected volatility: 4.43
○	Risk-free interest rate: 4.2460%
○	Dividend yield: 0%

The Company accounts for asset acquisitions in accordance with ASC 805-50, Business Combinations – Related Issues. An asset acquisition occurs when a transaction does not meet the definition of a business under ASC 805-10. In such cases, the total cost of the acquisition, including consideration transferred, transaction costs, and other directly attributable costs. No bargain purchase gain is recognized in an asset acquisition.

All equity securities issued in the transaction are subject to a six-month lock-up pursuant to a Lock-Up Agreement entered into on the same date. The acquired IP is recorded as an intangible asset and is being amortized over its estimated useful life of 12 years. Amortization expense related to the acquired IP for the three and six months ended June 30, 2025 was $0.

Future amortization of the Company’s intangible assets is presented below:

Year ended December 31,
2025	$240,625
2026	481,250
2027	481,250
2028	481,250
Remaining	4,090,625
Total	$5,775,000

Note 6. Leases

On November 1, 2022, the Company entered into an operating sublease with a related party Dream Go for its office space located at 450 7th Avenue, Suite 905, New York, NY 10123 expiring on October 31, 2029. On November 1, 2022, the Company recognized approximately $2.2 million of ROU assets and operating lease liabilities based on the present value of the future minimum rental payments of the sublease, using an incremental borrowing rate of 4%.

As of June 30, 2025, the Company’s operating sublease had a remaining lease term of approximately 4.3 years.

For the three and six months ended June 30, 2025 and 2024, rent expense for the operating sublease was $90,253 and 180,506, respectively.

The Company’s sublease obligations as of June 30, 2025 are presented below:

Year ending December 31,
2025	$186,031
2026	242,211
2027	388,790
2028	407,405
Remaining	310,114
Total future lease payments	1,534,552
Less: Interest	(133,257)
Present value of lease liabilities	$1,401,295

Future amortization of the Company’s ROU assets is presented below:

Year ended December 31,
2025	$154,275
2026	314,154
2027	326,161
2028	340,709
Remaining	265,743
Total	$1,401,041

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

On July 1, 2024, the Company terminated the subleases with Tigerless Health, Inc, and First Cover, Inc. Sublease income is recognized on the straight-line basis over the lease term. Billed and uncollected operating lease receivables will be included in due from related parties which are stated at their estimated net realizable value.

For the three months ended June 30, 2025 and 2024, the Company’s income from these subleases totaled $24,325 and $25,048 respectively, and for the six months ended June 30, 2024 and 2023, the Company’s income from these subleases totaled $49,920 and $62,620, respectively (which has been reflected as a reduction of general and administrative expenses in the accompanying consolidated Statements of Operations).

Note 7. Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following:

	June 30, 2025	December 31, 2024
Credit card payable	$26,496	$58,269
Payroll tax payable	3,927	5,146
Total	$30,423	$63,415

Note 8. Income Taxes

The Company had $38,360 income tax provision for the six months ended June 30, 2025 and 2024.

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Deferred income tax expense	$38,360	$-
Current income tax expense	-	-
Total	$38,360	$-

The Company has the following deferred tax assets (liabilities) as of June 30, 2025 and December 31 2024:

	As of June 30, 2025	As of December 31, 2024
Net operating loss carryforwards	$1,507,211	$965,019
Change in fair value of warrants	323,489
Change in fair value of convertible debt	54,732
Other expense temporary difference	2,813	2,813
Total deferred tax assets	1,888,245	967,833
Change in fair value of crypto assets	(38,360)	-
Deferred tax liability- Depreciation	(2,263)	(2,263)
Allowance	(1,885,982)	(965,570)
Net deferred tax liability	$38,360	$-

The Company evaluated the recoverable amounts of deferred tax assets, and provided a valuation allowance to the extent that future taxable profits will not be available against which the net operating loss and temporary differences can be utilized. A valuation allowance is provided against deferred tax assets when the Company determines that it is more likely than not that the deferred tax assets will not be utilized in the future. In making such determination, the Company considered factors including future taxable income exclusive of reversing temporary differences and tax loss carry forwards. The Company has provided a valuation allowance for the net deferred tax asset as it is not more likely than not that the asset will be realized.

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the periods ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Federal statutory rate	21.0%	21.0%
Valuation allowance	(21.9)	(21.0)

Effective income tax rate	(0.9)%	0.0%

The effective tax rate for the six months ended June 30, 2025 and 2024 is less than the statutory rate primarily as a result of the valuation allowance for net deferred tax assets.

No uncertain tax benefits have been recorded for the three and six months ended June 30, 2025 and 2024

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

As of June 30, 2025, Classover NJ and Classover Holdings, Inc. has approximately $6,447,100 and $730,000 in federal net operating loss carryforwards, respectively. These loss carryforwards have an indefinite life.

The Company’s tax years 2022 and forward generally remain subject to examination by federal and state tax authorities.

Note 9. Related parties

As of June 30, 2025 and December 31, 2024, The Company has related party transactions with the following affiliates and affiliated entities:

Related Party Name	Relationship
Hui Luo	Majority owner of the Company
Liu Yi	Spouse of Hui Luo
Genius Kid Class LLC	An entity controlled by Yi Liu
Dream Legal Group, Inc	An entity controlled by Hui Luo
Ideal Force LLC	An entity controlled by Yi Liu
Dreamgo Inc.	An entity controlled by Hui Luo

 Due from related parties

	June 30, 2025	December 31, 2024

Dream Legal Group, Inc.	3,805	8,251
Total due from related parties	$1,830	$8,251

Due to related parties

	June 30, 2025	December 31, 2024

Luo Hui-accrued interest on promissory note	4,427	2,166
Luo Hui – promissory note, due on August 15, 2025; at a rate of 4% per annum	130,000	130,000
Luo Hui – promissory note, due on June 30, 2026; at a rate of 4% per annum	40,000	—
Yi Liu – promissory note, due on March 17, 2026; at a rate of 4% per annum	100,000	—
Dream Legal Group, Inc-rent income received in advance	7,450	—
Due to Dream Go Inc.	—	117,379
Total due to related parties - current	$181,877	$249,545

The following table represents related party transactions for the six months ended June 30, 2025 and 2024:

		Three Months Ended		Six Months Ended
Name	Business Purpose of Transaction	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Dream Legal Group, Inc	Sublease income	$24,325	$10,000	$49,920	$25,000
Dreamgo Inc.	Rent expense	90,253	90,253	180,506	180,506
Genius Kid Class LLC	Consulting revenue	—	100,000	—	200,000
Yi Liu	Interest expense	661	—	822	—
Luo Hui	Interest expense	960	—	1,300	—
Totals		$116,199	$200,253	$232,548	$405,506

Sublease income has been reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, the Company has the following ROU assets and operating lease liabilities recognized from related party under ASC 842 (Note 4):

		June 30, 2025	December 31, 2024
Dreamgo Inc.	ROU assets	$1,401,041	$1,552,242
Dreamgo Inc.	Short term obligation under operating leases	$(187,882)	$(314,685)
Dreamgo Inc.	Long term obligation under operating leases	$(1,213,413)	$(1,241,495)

Note 10. Convertible notes

Conversion of convertible notes in connection with the Business Combination

Convertible notes payable is comprised of the following as of December 31, 2024:

Borrower No.	Amount	Interest Rate	Conversion Cap	Closing Date	Maturity Date	December 31, 2024
1	$250,000	0.44%	$3,000,000	2/7/2022	2/7/2027	$250,000
2	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500
3	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500
4	35,000	0.44%	3,000,000	2/7/2022	2/7/2027	35,000
5	90,000	0.44%	3,000,000	2/7/2022	2/7/2027	90,000
6	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
7	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
8	10,000	0.44%	3,000,000	2/7/2022	2/7/2027	10,000
9	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
10	30,000	0.44%	3,000,000	2/7/2022	2/7/2027	30,000
11	100,000	0.44%	3,000,000	2/7/2022	2/7/2027	100,000
12	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
13	20,000	0.44%	3,000,000	2/7/2022	2/7/2027	20,000
14	20,000	0.44%	3,000,000	2/7/2022	2/7/2027	20,000
15	20,000	0.44%	3,000,000	3/3/2022	3/3/2027	20,000
16	18,176	0.44%	3,000,000	2/7/2022	2/7/2027	18,176
17	53,015	0.44%	3,000,000	2/7/2022	2/7/2027	53,015
18	53,015	0.44%	3,000,000	2/7/2022	2/7/2027	53,015
19	27,265	0.44%	3,000,000	2/7/2022	2/7/2027	27,265
20	98,529	0.44%	3,000,000	2/7/2022	2/7/2027	98,529
21	50,000	0.44%	3,000,000	4/7/2022	4/7/2027	50,000
22	200,000	0.44%	5,000,000	12/6/2023	12/6/2028	200,000
23	50,000	0.44%	5,000,000	3/15/2024	3/15/2029	50,000
24	50,000	0.44%	5,000,000	3/15/2024	3/15/2029	50,000
25	87,500	0.44%	3,000,000	2/7/2022	2/7/2027	87,500
26	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500
27	100,000	0.44%	3,000,000	2/7/2022	2/7/2027	100,000
Totals	$1,750,000					$1,750,000

Upon the closing of the business combination, the above notes $1,750,000 and accrued interest payable $19,072 were converted to 4,433,122 Class B Common Shares.

2025 Convertible Notes

On May 30, 2025, the Company entered into a Securities Purchase Agreement for up to an aggregate of $500 million in newly issued Notes. The Purchase Agreement provided for an initial closing of $11 million of Notes. The Company has agreed, subject to certain exceptions contained in the Purchase Agreement, to use 80% of the net proceeds from the notes to purchase certain cryptocurrency as set forth in the Purchase Agreement.

The Notes are convertible into Class B common stock of the Company at the option of the holder at an initial conversion price equal to 200% of the closing price of the Common Stock on the trading day immediately prior to the closing date, subject to adjustment as provided for in the Notes. Interest is payable under the Notes at a rate of 7% per annum and is payable, quarterly, at the option of the Company in cash, through the issuance of additional Notes or, under certain situations, through the issuance of shares of Class B common stock. The Notes rank senior to all outstanding and future indebtedness of the Company and its subsidiaries (subject to certain exceptions contained in the notes) and will be secured by a first priority perfected security interest in all of the existing and future assets of the Company and its direct and indirect subsidiaries, including all of the capital stock of each of the subsidiaries and the cryptocurrency purchased with the proceeds of the Notes. The Notes are due on the two-year anniversary of the date of issuance unless earlier converted or repaid.

Description of Notes:

Issue Date	June 6, 2025
Face Value	$11,000,000
Maturity	June 6, 2027
Coupon	7.0% per annum, quarterly, PIK-eligible
Conversion Price	Initially $7.36 subject to adjustments
Floor Price	$0.74 per share
Redemption	120% upon Issuer’s Call, 0% on Maturity
Use of Proceeds	80% for SOL investment; 20% for operations

The Company elected the fair value option for the Notes. The fair value of the Notes are remeasured at each balance sheet date and any changes are recorded in the consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recorded a change in the fair value of the Notes in the amount of a loss of $260,630. For the three and six months ended June 30, 2025, interest expense related to the Notes is 50,630.

Note 11. Warrant Liabilities

In connection with the Reorganization Merger, the Company has assumed 17,250,000 warrants outstanding from BFAC public shareholders.

Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as described below, commencing 30 days after the completion of its initial business combination, and expiring five years from after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade.

The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If the Company redeems the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” If a registration statement is not effective within 90 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the warrant exercise.

The Company accounts for the 17,250,000 warrants issued in connection with the Public Offering of BFAC in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each condensed balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

The following table presents the changes in the fair value of warrant liabilities:

Fair value as of April 4, 2025 (Reorganization Merger Date)	$753,824
Change in fair value	1,540,424
Fair value as of June 30, 2025	$2,294,248

Note 12. Recurring fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP (as defined in Note 2) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following tables present fair value information as of June 30, 2025, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

June 30, 2025	Level 1	Level 2	Level 3
Assets:
Investment- Crypto asset	$6,140,484	$-	$-
Liabilities
Warrant liabilities	$2,294,248	$-	$-
Convertible notes payable	$-	$-	$11,260,630

Note 13. Segment information and revenue analysis

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

Disaggregated information of revenues by stream are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:
Time-based subscriptions	$217,604	$300,429	$470,841	$564,332
Credit-based subscriptions	508,044	540,182	1,070,822	1,061,564
Marketing revenues (related party)	—	100,000	—	200,000
Total revenues	$725,648	$940,611	$1,541,664	$1,825,896

Note 14. Commitments and Contingencies

Legal Proceedings

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. At June 30, 2025, the Company was not involved in any material legal proceedings regarding claims or legal actions against the Company.

Note 15. Equity

As of June 30, 2025, the total number of shares which the Company shall have the authority to issue is five hundred and ten million (510,000,000) shares, which include 50,000,000 shares of Class A common stock, par value $0.0001 per share, 450,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock. The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. Each Series A Preferred Shares are convertible to Class B Common Shares on a 1 to 1 basis, and each Series B Preferred Shares are convertible to Class B Common Shares on a 1 to 100 basis. Holders of shares of Common Stock will exclusively possess all voting power with respect to the Company and are entitled vote on all matters submitted to the Company’s stockholders for their vote or approval. Each share of Class A Common Stock has the voting power of twenty-five votes and each share of Class B Common Stock has the voting power of one vote.

Reverse Recapitalization and De-SPAC Merger

On April 4, 2025, The Company consummated a business combination with Classover DE and BFAC (the SPAC), resulting in a reverse recapitalization. As part of the transaction:

•	·Former Classover DE shareholders received 12,500,000 shares of Company’s equity, including: ○ 6,535,014 Class A common shares to Hui Luo
○	1,531,864 Class B common shares to other Classover shareholders
○	1,000,000 Series A Preferred Shares to Classover equity holders
○	4,433,122 Class B common shares to convertible note holders upon conversion
•	BFAC Sponsor received 9,600,000 Class B common shares
•	Remaining BFAC IPO investors were issued 168,356 Class B common shares, representing residual trust shares post-redemptions (3,683,125 original shares less 3,514,769 redeemed)
•	17,250,000 warrants were exchanged 1-for-1 with original BFAC warrant holders

These equity issuances were part of the reverse recapitalization and accounted for in accordance with ASC 805-40. No goodwill or intangible assets were recorded. The conversion of convertible notes was accounted for in accordance with ASC 470-20, with no gain or loss recognized upon conversion.

Shares issued in connection with the Company’s Merger on April, 4, 2025:

Common Share

Holders of BFAC public shareholders – Class B	168,356
BFAC sponsors – Class B	9,600,000
Founder of Classover DE – Class A	6,535,014
Rest of Classover DE shareholders prior to merger – Class B	1,531,864
Convertible note holders of Classover Inc. prior to merger – Class B	4,433,122
Classover DE equity holders-Series A Preferred Shares	1,000,000
Total Class A common shares	6,535,014
Total Class B common shares	15,733,342
Total Series A Preferred Shares	1,000,000

PIPE Investment

On April 4 and April 14, 2025, a PIPE investor invested an aggregate of $5,000,000 via a PIPE agreement with 5,000 Series B Preferred Shares to the PIPE investor. Preferred shares were classified as equity under ASC 480. $5,000,000 was delivered, less $300,000 in transaction costs, with net proceeds of $4,700,000. On May 30, 2025, the Company issued 25,000 Class B common shares to the investor as consideration for waving specific financing restrictions under the PIPE agreement. Shares issued as contract modifications are recorded at fair value and $66,500 expense was recorded when the waiver becomes effective, per ASC 470 and ASC 505.

2024 Incentive Plan

In connection with the Reorganization Merger, the Company adopted the Equity Incentive Plan (the “2024 Incentive Plan”). The 2024 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or equity-related cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, will be eligible for grants under the 2024 Incentive Plan.

The 2024 Incentive Plan provides for the future issuance of shares of the Company’s Class B Common Shares, representing 8% of the number of shares of the Company’s Common Stock outstanding following the Business Combination (after giving effect to the Redemption). Accordingly, the 2024 Incentive Plan is eligible to issue up to 3,268,668 Class B Common Shares.

•	On April 17, 2025, 820,000 shares were granted as equity-based compensation to two employees of the Company, which will be vested over three years.
•	On April 28, 2025, 100,000 shares were issued to a third-party advisor for advisory services which will be vested over one year.

Shares were measured at fair value on grant date under ASC 718. Compensation cost is recognized ratably over the vesting period. During the three and six months ended June 30, 2025, stock compensation cost were $137,278.

Other equity transactions

On April 17, 2025, 190,000 shares were issued to a professional service provider as part of an outstanding bill payment amount to $430,000.

On June 30, 2025, 415,131 Series A Preferred Shares were converted into an equivalent number of Class B common shares on a 1:1 basis. The conversion was accounted for as an equity-for-equity exchange under ASC 505. No gain or loss recognized.

On June 30, 2025, the Company acquired intellectual property using $1,250,000 cash, 800,000 Class B common shares and 739,278 warrants. The transaction was accounted for under ASC 805-50 as an asset acquisition. Shares and warrants were valued at fair value on grant date. (See Note 5)

Note 16. Concentration of risk

Credit risk

The Company’s concentration of credit risk relates to financial institutions holding the Company’s cash. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The insurance coverage for cash deposits at each bank is $250,000. As of June 30, 2025, a cash balance of $5,188,733 deposited with three financial institutions was uninsured. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.

Customer concentration risk

For the three and six months ended June 30, 2025 and 2024, no customer accounted for more than 10% of the Company’s total revenues.

Vendor concentration risk

For the three and six months ended June 30, 2025 and 2024, no vendor accounted for over 10% of the Company’s total purchases.

Note 17. Subsequent Events

On July 18, 2025, the Company held a special meeting of stockholders and approved an amendment to the Company’s amended and restated certificate of incorporation to increase the total number of shares of Class B Common Stock the Company is authorized to issue from 450,000,000 shares to 2,000,000,000 shares.

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

CLASSOVER’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an online enrichment class platform that offers over 40 courses taught by experienced, independent educators. Our program caters to children aged 4 to 17, providing personalized attention and a supportive learning environment. Unlike traditional classes, we give students the unique opportunity to explore their interest in-depth via interactive, live streaming courses with flexible time slots. Although we have incurred continuing losses from operations and net losses in the past few years, our business has experienced continuous growth in sales. Our total revenue decreased by $214,963, or 23% from $940,611 for the three months ended June 30, 2024, to $725,648 for the three months ended June 30, 2025. Our gross profit decreased by $206,754, from $529,472 for the three months ended June 30, 2024, to $322,718 for the three months ended June 30, 2025. Gross profit margin decreased from 56% for the three months ended June 30, 2024 to 44% for the three months ended June 30, 2025. Our total revenue decreased by $284,232, or 16% from $1,825,896 for the six months ended June 30, 2024, to $1,541,664 for the six months ended June 30, 2025. Our gross profit decreased by $276,524, from $1,004,608 for the six months ended June 30, 2024, to $728,084 for the six months ended June 30, 2025. Gross profit margin decreased from 55% for the six months ended June 30, 2024 to 47% for the six months ended June 30, 2025, as a result of decreased revenue during 2025. We completed a merger with Battery Future Acquisition Corp. on April 4, 2025 and became a Nasdaq listed public company.

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

Ability to attract new registered users and paid subscribers

Our business model is dependent upon our ability to grow and maintain a large user base, and it also requires that we grow and keep registered users and paid subscribers. As of June 30, 2025 and December 31, 2024, we have 68,374 and 61,387 registered users, respectively.

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

Ability to attract and retain high quality independent teacher contractors

We believe that students are attracted to us largely because of the high quality and wide selection of enrichment and academic lessons offered by our high quality independent teacher contractors, and that continuing to attract and retain many high quality educator partners will be an important factor in attracting registered users and paid subscribers and increasing our revenue over time. We believe that our reach, reputation, and compensation packages provide an attractive value proposition for educators to partner with us to develop and distribute enrichment content. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our user base, improving recommendation and personalization features, and developing marketing capabilities that drive higher conversions. As of June 30, 2025 and December 31, 2024, we have 1,051 and 936 educator partners working with us, respectively.

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

Results of Operations

For the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the years presented. The results below are not necessarily indicative of results to be expected for future periods.

	For the Three Months Ended June 30,
	2025	2024	Variance Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$725,648	$840,611	$(114,963)	-14%
Consulting revenues (related party)	-	100,000	(100,000)	-100%

Total revenues	725,648	940,611	(214,963)	-23%

Cost of revenues:
Cost of revenues	402,930	411,139	(8,209)	-2%

Total cost of revenues	402,930	411,139	(8,209)	-2%

Gross profit	322,718	529,472	(206,754)	-39%

Operating expenses:
Selling and marketing	110,085	143,735	(33,650)	-23%
General and administrative	1,889,175	550,224	1,338,951	243%
Research and development	22,491	6,426	16,065	250%

Total operating expenses	2,021,751	700,385	1,321,366	189%

(Loss) from operations	(1,699,033)	(170,913)	(1,528,120)	894%

Other income (expense)
Change in fair value of warrants	(1,540,424)	-	(1,540,424)	100%
Change in fair value of crypto assets	182,665	-	182,665	100%
Change in fair value of convertible debt	(260,630)	-	(260,630)	100%
Financing cost	(473,500)	-	(473,500)	100%
Staking rewards	6,548	-	6,548	100%
Interest and other expense	(43,435)	(1,906)	(41,529)	2179%

Total other income (expense)	(2,128,776)	(1,906)	(2,126,870)	111588%

(Loss) before provision for income taxes	(3,827,809)	(172,819)	(3,654,990)	2115%
Provision for income taxes	38,360	-	38,360	100%

Net (loss)	$(3,866,169)	$(172,819)	$(3,693,350)	2137%

Revenue

The summary information by revenue stream are as follows:

	For the Three Months Ended June 30,
	2025	2024	Variance Amount	Variance %
Service revenues	$725,648	$840,611	$(114,963)	-14%
Consulting revenues (related party)	-	100,000	(100,000)	-100%

Total revenues	725,648	940,611	(214,963)	-23%

Our total revenue decreased by $214,963, or 23% from $940,611 for the three months ended June 30, 2024, to $725,648 for the three months ended June 30, 2025.

The decrease in the revenue in the second quarter of 2025 as compared to the second quarter of 2024 was primarily attributable to the absence of consulting revenue and decrease in service revenues. In the fourth quarter of 2023, we added a new revenue stream by providing marketing consulting services to Genius Kid Class LLC, one of our related parties. Consulting revenue generated in the second quarter of 2024 was $100,000. We completed our consulting service obligation by the end of 2024. We are uncertain about future growth of consulting revenue as we have not secured any new consulting contracts yet as of June 30, 2025. As a result, no consulting revenue was generated in the second quarter of 2025. Service revenues decreased by $114,963, or 14%, from $840,611 for the three months ended June 30, 2024, to $725,648 for the three months ended June 30, 2025, driven by a decrease in credit-based subscriptions and number of courses delivered during the second quarter of 2025.

Costs of Revenue

	For the Three Months Ended June 30,
	2025	2024	Variance Amount	Variance %
Compensation	$371,866	$371,838	$28	0%
Payment Processing Fee	13,164	18,451	-5,287	-29%
Streaming Services	17,900	20,850	-2,950	-14%
Total	$402,930	$411,139	($8,209)	-2%

Cost of revenues decreased by $8,209, or 2%, from $411,139 for the three months ended June 30, 2024, to $402,930 for the three months ended June 30, 2025.

Payment processing fee decreased by $5,287, or 29%, from $18,451 for the three months June 30, 2024, to $13,164 for the three months ended June 30, 2025. The cost of streaming service decreased by $2,950, or 14%, from $20,850 for the three months June 30, 2024, to $17,900 for the three months ended June 30, 2025. The decrease in payment processing and streaming service expenses was due to decreased class sessions provided during the second quarter of 2025.

Gross profit margin

Our gross profit and gross profit margin from the two revenue streams are summarized as follows:

	For the Three Months Ended June 30,
	2025	2024	Variance
Service revenues
Gross profit	322,718	448,011	(125,293)
Gross margin	44%	53%	-9%
Consulting revenues (related party)
Gross profit	-	81,461	(81,461)
Gross margin	-	81%	19%
Total
Gross profit	322,718	529,472	(206,754)
Gross margin	44%	56%	-12%

The total gross profit margin decreased from 56% for the three months ended June 30, 2024 to 44% for the three months ended June 30, 2025, as a result of decreased revenue during the second quarter of 2025.

Our gross margin of service revenue decreased from 53% for the three months ended June 30, 2024 to 44% for the three months ended June 30, 2025, mainly due to lower student enrollment in 2025.

Operating expenses

During the three months ended June 30, 2025, we incurred total operating expenses of $2,021,751, an increase of $1,321,366, or 189%, as compared to a total of $700,385 during the three months ended June 30, 2024.

General and administrative expenses increased by $1,338,951, or 243% from $550,224 for the three months ended June 30, 2024, to $1,889,175 for the three months ended June 30, 2025. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses.

Other general expenses increased by $1,062,068 from $96,562 for the three months ended June 30, 2024, to $1,158,630 for the three months ended June 30, 2025. The increase was primarily attributable to higher consulting fees, regulatory registration expenses, and insurance as we completed a merger with Battery Future Acquisition Corp. (“BFAC”) in this quarter.

Employee compensation expenses increased by $121,197 from $347,458 for the three months ended June 30, 2024, to $468,655 for the three months ended June 30, 2025. The increase is primarily driven by additional hiring during the second quarter of 2025 to support our growth. In addition, there was an upward adjustment to executive compensation, further contributing to the overall compensation growth.

Employee stock compensation was $137,277 for the three months ended June 30, 2025. There was no employee stock compensation in 2024.

Interest and other expenses for the three months ended June 30, 2025, were $2,128,776 as compared to $1,906 for the three months ended June 30, 2024. The increase was primarily attributable to the financing cost and change in fair value of warrants, convertible notes, and crypto assets.

Provision for income taxes

Provision for income taxes for the three months ended June 30, 2025 was $38,360. We had no income tax provision for the three months ended June 30, 2024 as we made fully allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized.

Net Loss

As a result of the combination of factors discussed above, our net loss increased from $172,819 for the three months ended June 30, 2024 to $3,866,169 for the three months ended June 30, 2025.

For the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the years presented. The results below are not necessarily indicative of results to be expected for future periods.

	For the Six Months Ended June 30,
	2025	2024	Variance Amount	Variance %
Revenues:
Service revenues	$1,541,664	$1,625,896	$(84,232)	-5%
Consulting revenues (related party)	-	200,000	(200,000)	-100%

Total revenues	1,541,664	1,825,896	(284,232)	-16%

Cost of revenues	813,580	821,288	(7,708)	-1%

Total cost of revenues	813,580	821,288	(7,708)	-1%

Gross profit	728,084	1,004,608	(276,524)	-28%

Selling and marketing	231,512	256,594	(25,082)	-10%
General and administrative	2,462,714	1,059,126	1,403,588	133%
Research and development	28,798	24,918	3,880	16%

Total operating expenses	2,723,024	1,340,638	1,382,386	103%

(Loss) from operations	(1,994,940)	(336,030)	(1,658,910)	494%

Change in fair value of warrants	(1,540,424)	-	(1,540,424)	100%
Change in fair value of crypto assets	182,665	-	182,665	100%
Change in fair value of convertible debt	(260,630)	-	(260,630)	100%
Financing cost	(473,500)	-	(473,500)	100%
Staking rewards	6,548	-	6,548	100%
Interest and other expense	(44,735)	(3,878)	(40,857)	1054%

Total other income (expense)	(2,130,076)	(3,878)	(2,126,198)	54827%

(Loss) before provision for income taxes	(4,125,016)	(339,908)	(3,785,108)	1114%
Provision for income taxes	38,360	-	38,360	100%

Net (loss)	$(4,163,376)	$(339,908)	$(3,823,468)	1125%

Revenue

The summary information by revenue stream are as follows:

	For the Six Months Ended June 30,
	2025	2024	Variance Amount	Variance %
Revenues:
Service revenues	$1,541,664	$1,625,896	$(84,232)	-5%
Consulting revenues (related party)	-	200,000	(200,000)	-100%

Total revenues	1,541,664	1,825,896	(284,232)	-16%

Our total revenue decreased by $284,232, or 16% from $1,825,896 for the six months ended June 30, 2024, to $1,541,664 for the six months ended June 30, 2025.

The decrease in the revenue was primarily attributable to the absence of consulting revenue and the increase in service revenues. In the fourth quarter of 2023, we added a new revenue stream by providing marketing consulting services to Genius Kid Class LLC, one of our related parties. Consulting revenue generated in the first quarter of 2024 was $100,000. Consulting services were provided over the past nine months. We completed our consulting service obligation by the end of 2024. We are uncertain about future growth of consulting revenue as we have not secured any new consulting contracts yet as of June 30, 2025. As a result, no consulting revenue was generated in 2025. Service revenues decreased by $84,232, or 5%, from $1,625,896 for the six months ended June 30, 2024, to $1,541,664 for the six months ended June 30, 2025, which is primarily attributable to a decrease in credit-based subscriptions and number of courses delivered in 2025.

Costs of Revenue

	For the Six Months Ended June 30,
	2025	2024	Variance Amount	Variance %
Compensation	$743,256	$740,113	$3,143	0%
Payment Processing Fee	29,974	38,920	-8,946	-23%
Streaming Services	40,350	42,255	-1,905	-5%
Total	$813,580	$821,288	($7,708)	-1%

Cost of revenues decreased by $7,708, or 1%, from $821,288 for the six months ended June 30, 2024, to $813,580 for the six months ended June 30, 2025.

Payment processing fee decreased by $8,946, or 23%, from $38,920 for the six months June 30, 2024, to $29,974 for the six months ended June 30, 2025. The cost of streaming service decreased by $1,905, or 5%, from $42,255 for the six months June 30, 2024, to $40,350 for the six months ended June 30, 2025. The decrease in payment processing and streaming service expenses were due to decreased class sessions provided during the second quarter of 2025.

Gross profit margin

Our gross profit and gross profit margin from the two revenue streams are summarized as follows:

	For the Six Months Ended June 30,
	2025	2024	Variance
Service revenues
Gross profit	728,084	833,834	(105,750)
Gross margin	47%	51%	-4%
Consulting revenues (related party)
Gross profit	-	170,774	(170,774)
Gross margin	100%	85%	15%
Total
Gross profit	728,084	1,004,608	(276,524)
Gross margin	47%	55%	-8%

The total gross profit margin decreased from 55% for the six months ended June 30, 2024 to 47% for the six months ended June 30, 2025, as a result of decreased revenue during 2025.

Our gross margin of service revenue decreased from 51% for the six months ended June 30, 2024 to 47% for the six months ended June 30, 2025, mainly due to lower student enrollment.

Operating expenses

During the six months ended June 30, 2025, we incurred total operating expenses of $2,723,024, an increase of $1,382,386, or 103%, as compared to a total of $1,340,638 during the six months ended June 30, 2024.

General and administrative expenses increased by $1,403,588, or 133% from $1,059,126 for the six months ended June 30, 2024, to $2,462,714 for the six months ended June 30, 2025. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses.

Other general expenses increased by $1,126,812 from $203,147 for the six months ended June 30, 2024, to $1,329,958 for the six months ended June 30, 2025. The increase was primarily attributable to higher professional consulting fees, regulatory registration expenses, insurance as we completed a merger with Battery Future Acquisition Corp. (“BFAC”).

Employee compensation expenses increased by $113,787 from $649,767 for the six months ended June 30, 2024, to $763,555 for the six months ended June 30, 2025. The increase is primarily driven by additional hiring during 2025 to support our growth. In addition, there was an upward adjustment to executive compensation, further contributing to the overall compensation growth.

Employee stock compensation was $137,277 for the six months ended June 30, 2025. There was no employee stock compensation in 2024.

Interest and other expenses for the six months ended June 30, 2025, were $2,130,076 as compared to $3,878 for the six months ended June 30, 2024. The increase was primarily attributable to the financing cost and change in fair value of warrants, convertible notes, and crypto assets.

Provision for income taxes

Provision for income taxes for the six months ended June 30, 2025 was $38,360. We had no income tax provision for the six months ended June 30, 2024 as we made fully allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized.

Net Loss

As a result of the combination of factors discussed above, our net loss increased from $339,908 for the six months ended June 30, 2024 to $4,163,376 for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $5,978,572. Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits:

	June 30, 2025	December 31, 2024

Cash on hand	$3,146	$3,144
Bank deposits	5,975,426	47,538
Total cash shown in the Statement of Cash Flows	$5,978,572	$50,682

The accompanying consolidated financial statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2025, the Company had cash of $5,978,572, current liabilities of $4,585,015, a working capital of $1,400,847 and a stockholders’ equity of $2,704,703. For the three months ended June 30, 2025 and 2024, the Company had losses of $3,866,169 and $172,819, respectively, and for the six months ended June 30, 2025 and 2024, the Company had losses of $4,163,376 and $339,908, respectively. The continuing losses raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company completed business combination with Battery Future Acquisition Corp on April 4, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, the Company received an aggregate of $4,700,000 from PIPE investors following the business combination, and entered into an equity purchase facility agreement (the “FPFA”) with Solana Holdings for up to an aggregate of $400 million in newly issued shares of the Company’s Class B common stock. Moreover, on May 30, 2025, the “Company entered into a Securities Purchase Agreement with an investor and the Company may sell to the investor up to an aggregate of $500 million in newly issued Notes. On June 6, 2025, the Company consummated the initial closing of $11 million of Notes. Management of the Company has evaluated the mitigation plans and determined that the current working capital, cash position, FPFA, and Notes available for future issuance are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

	For the Six months ended June 30,
	2025	2024

Net cash (used in) operating activities	$(624,777)	$(306,309)
Net cash (used in) investing activities	(2,300,000)	(136,394)
Net cash provided by financing activities	8,852,667	100,000
Change in cash and cash equivalents	5,927,890	(342,703)
Cash and cash equivalents, beginning of year	50,682	787,652
Cash and cash equivalents, end of year	$5,978,572	$444,949

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025, was primarily attributable to net loss of $4,163,376, decrease in operating lease liabilities of $154,885 as we made payment under the lease contract, decrease in deferred revenues of $240,112, and change in fair value of crypto assets of $182,665. Cash outflow was partially offset by the change in fair value of warrants of $1,540,424, increase in accounts payable of $1,513,002, change in fair value of convertible debt of $260,630, non-cash amortization of operating lease right-of-use assets $151,201, employee stock compensation of $118,444, and increase in accrued liabilities and other payables of $374,008.

Net cash used in operating activities for the six months ended June 30, 2024, was primarily attributable to net loss of $339,908, decrease in due to related party $170,765 as we repaid our related party for the amount due, and decrease in operating lease liabilities of $115,394 as we made payment under the lease contract. Cash outflow was partially offset by the non-cash amortization of operating lease right-of-use assets $145,419, stock compensation issued for consulting services $25,120 and increase in deferred revenues of $92,329 as we collected in advance from online class subscription.

Investing Activities

Net cash used in investing activities was $2,300,000 for the six months ended June 30, 2025. The decrease was primarily due to our purchases of crypto assets and intangible assets.

Net cash used in investing activities was $136,394 for the six months ended June 30, 2024. The decrease was primarily due to our purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $8,852,667 for the Six months ended June 30, 2025. The increase was mainly due to the issuance of promissory notes of $3,089,400, capital contribution from private placement of $4,700,000, and proceeds from the reverse recapitalization of $1,077,752.

Net cash provided by financing activities was $100,000, for the six months ended June 30, 2024. The decrease was mainly due to the issuance of convertible loan.

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

Investment accounts—Investment accounts consist of cash and crypto assets held for investment purposes. Cash is carried at cost, which approximates fair value due to its short-term nature. The Company has elected to use the weighted average cost (WAC) method to determine the cost basis for its initial recognition of crypto asset holdings. Under this method, the cost of crypto assets sold or exchanged is calculated using the weighted average cost per unit at the time of the transaction. This method is applied consistently across all crypto asset holdings. The Company measures the fair value of its crypto assets subsequently, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. The Company establishes a deferred tax liability if the market value of crypto assets at the reporting date is greater than the average cost basis of the Company’s crypto holdings at such reporting date, and any subsequent increases or decreases in the market value of crypto assets increases or decreases the deferred tax liability. In determining the gain (loss) to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the crypto assets with WAC method.

Intangible assets—Intangible assets acquired by the Company are stated at cost less accumulated amortization (where the estimated useful life is finite) and impairment losses. Amortization of intangible assets with finite useful lives is charged to profit or loss on a straight-line basis over the assets’ estimated useful life, which is the period over which an asset is expected to be available for use. The estimates and associated assumptions of useful life determined by the Company are based on technical or commercial obsolescence, legal or contractual limits on the use of the asset, and other relevant factors. Both the period and method of amortization are reviewed annually. Intangible assets are not amortized while their useful lives are assessed to be indefinite. Any conclusion that the useful life of an intangible asset is indefinite is reviewed annually to determine whether events and circumstances continue to support the indefinite useful life assessment for that asset. If they do not, the change in the useful life assessment from indefinite to finite is accounted for prospectively from the date of change and in accordance with the policy for amortization of intangible assets with finite lives as set out above.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CLASSOVER HOLDINGS, INC.

Dated: August 14, 2025	By.	/s/ Hui Luo
Hui Luo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	By.	/s/ Yanling Peng
Yanling Peng
Chief Financial Officer
(Principal Financial Officer)

