Form 10-Q
period 2025-09-30
Classover Holdings, Inc.
filed 2025-11-13
CIK 2022308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 6,535,014 shares of Class A Common Stock, par value $0.0001 per share, and 21,493,518 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash	$3,428,824	$50,682
Prepayments and other current assets	4,056	15,557
Due from related parties	23,039	8,251

Total current assets	3,455,919	74,490

Noncurrent assets:
Property and equipment, net	170,474	218,617
Intangible assets, net	5,631,091	-
Operating lease right-of-use assets, net	1,324,294	1,552,242
Investment accounts	12,060,203	-
Deposit	5,000	-

Total noncurrent assets	19,191,062	1,770,859

TOTAL ASSETS	$22,646,981	$1,845,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$93,896	$7,200
Interest payable	244,712	19,072
Deferred revenues	1,952,516	2,719,091
Due to related parties	18,117	249,545
Operating lease liabilities - current	191,581	314,685
Accrued liabilities and other payables	19,455	63,415

Total current liabilities	2,520,277	3,373,008

Noncurrent liabilities:
Convertible notes payable	11,510,138	1,750,000
Operating lease liabilities - noncurrent	1,131,125	1,241,495
Deferred tax liabilities	701,957	-
Warrant liabilities	1,383,449	-

Total noncurrent liabilities	14,726,669	2,991,495

TOTAL LIABILITIES	17,246,946	6,364,503

Commitments and contingencies	-	-

Stockholders' equity:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
-Series A, 584,869 and 1,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024*, respectively	58.00	100
-Series B, 5,000 and no shares issued and outstanding as of September 30, 2025 and December 31, 2024*, respectively	1.00	-
Class A Common Stock, $0.0001 par value, 50,000,000 shares authorized, 6,535,014 shares issued and outstanding as of September 30, 2025 and December 31, 2024*, respectively	654	654
Class B Common Stock $0.0001 par value, 450,000,000 shares authorized, 18,087,473 and 10,730,691 shares issued and outstanding as of September 30, 2025 and December 31, 2024*, respectively	1,809	1,113
Additional paid-in capital	11,639,624	78,703
Accumulated deficit	(6,242,111)	(4,599,724)

Total stockholders' (deficit)	5,400,035	(4,519,154)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$22,646,981	$1,845,349

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$1,287,638	$878,934	$2,829,302	$2,504,830
Consulting revenues (related party)	-	100,000	-	300,000

Total revenues	1,287,638	978,934	2,829,302	2,804,830

Cost of revenues:
Cost of revenues	388,614	435,881	1,202,194	1,257,169

Total cost of revenues	388,614	435,881	1,202,194	1,257,169

Gross profit	899,024	543,053	1,627,108	1,547,661

Operating expenses:
Selling and marketing	149,249	165,315	380,761	421,909
General and administrative	1,348,697	546,389	3,811,411	1,605,515
Research and development	5,971	5,053	34,769	29,971

Total operating expenses	1,503,917	716,757	4,226,941	2,057,395

(Loss) from operations	(604,893)	(173,704)	(2,599,833)	(509,734)

Other income (expense)
Change in fair value of warrants	910,799	-	(629,625)	-
Change in fair value of crypto assets	3,159,986	-	3,342,651	-
Change in fair value of convertible debt	(249,508)	-	(510,138)	-
Financing cost	-	-	(473,500)	-
Staking rewards	157,405	-	163,953	-
Interest and other expense	(189,203)	(2,916)	(233,938)	(6,794)

Total other income (expense)	3,789,479	(2,916)	1,659,403	(6,794)

(Loss) before provision for income taxes	3,184,586	(176,620)	(940,430)	(516,528)
Provision for income taxes	663,597	-	701,957	-

Net income (loss)	$2,520,989	$(176,620)	$(1,642,387)	$(516,528)

Weighted average shares outstanding-Preferred Stock-Series A*	584,869	1,000,000	859,588	1,000,000
Basic and diluted net income per share-Preferred Stock-Series A*	$58,496	$(9,462)	$(62,319)	$(27,671)
Weighted average shares outstanding-Preferred Stock-Series B*	1,673	-	3,232	-
Basic and diluted net income per share-Preferred Stock-Series B*	$167	$-	$(234)	$-
Weighted average shares outstanding-Class A Common Stock*	6,535,014	6,535,014	6,535,014	6,535,014
Basic and diluted net income per share-Class A Common Stock*	$653,600	$(61,832)	$(473,782)	$(180,829)
Weighted average shares outstanding-Class B Common Stock*	18,084,528	11,131,864	15,256,083	11,131,864
Basic and diluted net income per share-Class B Common Stock*	$1,808,726	$(105,326)	$(1,106,051)	$(308,028)

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (EXPRESSED IN US DOLLARS)

	Preferred Stock-Series A*	Preferred Stock-Series A amount	Preferred Stock-Series B*	Preferred Stock-Series B amount	Class A Common Stock*	Class A Common Stock amount	Class B Common Stock*	Class B Common Stock amount	Additional Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2023	1,000,000	$100	-	$-	6,535,014	$654	10,730,691	$1,073	$53,623	$(3,756,676)	$(3,701,226)
Stock compensation issued for consulting services	-	-	-	-	-	-	401,173	40	25,080	-	25,120
Net loss	-	-	-	-	-	-	-	-	-	(167,089)	(167,089)
Balance at March 31, 2024 (unaudited)	1,000,000	$100	-	$-	6,535,014	$654	11,131,864	$1,113	$78,703	$(3,923,765)	$(3,843,195)
Net loss	-	-	-	-	-	-	-	-	-	(172,819)	(172,819)
Balance at June 30, 2024 (unaudited)	1,000,000	$100	-	$-	6,535,014	$654	11,131,864	$1,113	$78,703	$(4,096,584)	$(4,016,014)
Net loss	-	-	-	-	-	-	-	-	-	(176,620)	(176,620)
Balance at September 30, 2024 (unaudited)	1,000,000	$100	-	$-	6,535,014	$654	11,131,864	$1,113	$78,703	$(4,273,204)	$(4,192,634)

Balance at December 31, 2024	1,000,000	$100	-	$-	6,535,014	$654	11,131,864	$1,113	$78,703	$4,599,724	$4,519,154
Net loss	-	-	-	-	-	-	-	-	-	(297,207)	(297,207)
Balance at March 31, 2025 (unaudited)	1,000,000	$100	-	$-	6,535,014	$654	11,131,864	$1,113	$78,703	$(4,896,931)	$(4,816,361)
Net loss	-	-	-	-	-	-	-	-	-	(3,866,169)	(3,866,169)
Reverse recapitalization	-	-	-	-	-	-	-	-	(2,183,392)	-	(2,183,392)
Conversion of convertible debt	-	-	-	-	-	-	4,433,122	443	1,768,629	-	1,769,072
Common stock issued to SPAC public shareholders	-	-	-	-	-	-	168,356	17	1,942,281	-	1,942,298
Capital contribution from private placement	-	-	5,000	1	-	-	-	-	4,699,999	-	4,700,000
Employee stock compensation	-	-	-	-	-	-	820,000	82	118,362	-	118,444
Stock compensation to advisors	-	-	-	-	-	-	290,000	29	448,804	-	448,833
Conversion of preferred stock to common stock	(415,131)	(42)	-	-	-	-	415,131	42	-	-	-
Issurance of common stock and warrants for intangible assets acquisition	-	-	-	-	-	-	800,000	80	4,525,398	-	4,525,478
Stock issued for waiving contractual restriction	-	-	-	-	-	-	25,000	3	66,497	-	66,500
Balance at June 30, 2025 (unaudited)	584,869	$58	5,000	$1	6,535,014	$654	18,083,473	$1,809	$11,465,281	$(8,763,100)	$2,704,703
Net income	-	-	-	-	-	-	-	-	-	2,520,989	2,520,989
Employee stock compensation	-	-	-	-	-	-	-	-	142,133	-	142,133
Stock compensation to advisors	-	-	-	-	-	-	4,000	-	32,210	-	36,210
Balance at September 30, 2025 (unaudited)	584,869	$58	5,000	$1	6,535,014	$654	18,087,473	$1,809	$11,639,624	$(6,242,111)	$5,404,035

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(1,642,387)	$(516,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,530	38,602
Amortization of operating lease right-of-use assets	227,948	219,057
Employee stock compensation	260,577	-
Stock compensation issued for advisory service	51,043	25,120
Deferred tax liabilities	701,957	-
Change in fair value of warrants	629,625	-
Change in fair value of crypto assets	(3,342,651)	-
Change in fair value of convertible debt	510,138
Stock issued for waiving contractual restriction	66,500	-
Staking rewards	(163,953)	-
Changes in operating assets and liabilities:		-
Due from related parties	(14,788)	9,297
Prepayments and other current assets	11,501	(1,498)
Deposit	(5,000)	-
Accounts payable	(48,326)	23,696
Interest payable	244,712	4,851
Deferred revenues	(766,575)	73,538
Operating lease liabilities	(233,474)	(219,164)
Due to related parties	(216,943)	(252,519)
Accrued liabilities and other payables	363,041	19,696
Net cash (used in) operating activities	(3,174,525)	(575,852)

Cash flows from investing activities:
Purchases of property and equipment	-	(185,705)
Purchases of crypto assets	(1,050,000)	-
Purchases of intangible assets	(1,250,000)	-
Net cash (used in) investing activities	(2,300,000)	(185,705)

Cash flows from financing activities:
Proceeds from convertible notes payable	3,089,400	100,000
Capital contribution from private placement	4,700,000	-
Proceeds from the reverse recapitalization	1,077,752	-
Repayment of promissory notes to related party	(332,485)	-
Proceeds from promissory notes related party	318,000	130,000
Net cash provided by financing activities	8,852,667	230,000

Net (decrease) increase in cash	3,378,142	(531,557)
Cash, beginning of period	50,682	787,652

Cash, end of period	$3,428,824	$256,095

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash activities:
Issurance of common stock and warrants for intangible assets acquisition	4,525,398	-
Purchase of crypto assets through covertible debt	7,503,600	-
Common stock issued for liability payment	430,000	-
Conversion of convertible debt and interest payable	1,769,072	-
Conversion of preferred stock to common stock	42	-

See accompanying notes to the consolidated financial statements.

 CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Classover DE was formed on March 16, 2022 as a holding company in Delaware, which was 100% controlled by the sole owner Hui Luo. Class Over Inc. (“Classover NJ”) was formed on September 16, 2020 in New Jersey, which was 100% controlled by the sole owner Hui Luo. Classover NJ is an online enrichment program that offers over 20 courses taught by certified instructors. It caters to children aged 4 to 17, providing personalized attention and a supportive learning environment. On April 19, 2022, Classover DE entered into a stock transfer agreement with Classover NJ. After the share exchange, Classover DE owned 100% of Classover NJ.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2025. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the years ended December 31, 2024 and 2023.

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

Liquidity and Going Concern

As of September 30, 2025, the Company had cash of $3,428,824, current liabilities of $2,520,276, a working capital of $935,642 and a stockholders’ equity of $5,400,035. For the three months ended September 30, 2025 and 2024, the Company had income (loss) of $2,520,989 and $176,620, respectively, and for the nine months ended September 30, 2025 and 2024, the Company had losses of $1,642,387 and $516,528, respectively. The continuing losses raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed business combination with Battery Future Acquisition Corp (the “BFAC”) on April 3, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, the Company received an aggregate of $4,700,000 from PIPE investors following the business combination, and entered into an equity purchase facility agreement (the “FPFA”) with Solana Strategic Holdings LLC (the “Solana”) for up to an aggregate of $400 million in newly issued shares of the Company’s Class B common stock.  Moreover, on May 30, 2025, the Company entered into a Securities Purchase Agreement with an investor and the Company may sell to the investor up to an aggregate of $500 million in newly issued senior secured convertible notes (the “Notes”).  On June 6, 2025, the Company consummated the initial closing of $11 million of Notes. Management of the Company has evaluated the mitigation plans and determined that the current working capital, cash position, the FPFA, and Notes available for future issuance are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

Revenue Recognition

The Company has nine predominant sources of revenue: time-based subscriptions, credit-based subscriptions to our online courses, and marketing consulting services.

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

Referral Incentives

Referral incentives are course credits that we offer to our customers for referring new customers. The incentives are expensed as incurred when the credits are consummated and the corresponding expenses, which are independent educators’ compensation allocated to service the referral credits, are included in selling expenses.

Cash and Cash Equivalents

Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits.

	September 30, 2025	December 31, 2024

Cash on hand	$3,146	$3,144
Bank deposits	3,425,678	47,538
Total cash shown in the Statement of Cash Flows	$3,428,824	$50,682

Deposits

Deposits consist of credit card security deposits, which paid to the bank upon the account open. Management regularly reviews the age of these deposits and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection is made. As of September 30,2025, there was no allowance for deposits.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at September 30, 2025 and December 31, 2024 related to uncertain tax positions.

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

Advertising Costs

Advertising costs amounted to $11,250 and $6,303 for the three months ended September 30, 2025 and 2024, respectively, and $29,839 and $49,726 for the nine months ended September 30, 2025 and 2024. Advertising costs are expensed as incurred and included in selling expenses.

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

Earnings (loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2025 and 2024, the convertible notes payable were excluded from the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

Note 3. Property and Equipment, net

Property and equipment consists of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Computers and electronic equipment	$55,532	$55,532
Furniture and fixtures	91,018	91,018
Leasehold improvements	177,865	177,865
Total property and equipment	324,415	324,415
Less: accumulated depreciation	(154,464)	(105,798)
Total property and equipment, net	$170,474	$218,617

Depreciation expense was $16,224 and $15,222 for the three months ended September 30, 2025 and 2024, respectively, and $48,666 and $38,602 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense is included within general and administrative expenses in the Company’s statements of operations.

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

The following table summarizes the Company’s digital asset holdings, as of:

	September 30, 2025	December 31, 2024
Number of Solana	56,909	-
Crypto asset carrying value	$8,553,600	$-
Unrealized gain (loss) on crypto assets	3,342,651	-
Staking rewards	163,953	-
Total investment accounts	$12,060,203	$-

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

13

•

Issuance of warrants to purchase 739,278 shares of Class B common stock, with an exercise price of $0.01 per share and an expiration date of June 30, 2030. The pre-funded warrants are exercisable on a cash or cashless basis and are subject to a 9.9% beneficial ownership blocker. The fair value of the warrants on the acquisition date was estimated at $2.94 using the Black-Scholes option pricing model with the following assumptions:

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

All equity securities issued in the transaction are subject to a nine-month lock-up pursuant to a Lock-Up Agreement entered into on the same date. The acquired IP is recorded as an intangible asset and is being amortized over its estimated useful life of 10 years. Amortization expense related to the acquired IP for the three and nine months ended September 30, 2025 was $144,387.

Future amortization of the Company’s intangible assets is presented below:

Year ended December 31,
2025	$144,387
2026	577,548
2027	577,548
2028	577,548
Remaining	3,754,061
Total	$5,631,091

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

As of September 30, 2025, the Company’s operating sublease had a remaining lease term of approximately 4.1 years.

For the three and nine months ended September 30, 2025 and 2024, rent expense for the operating sublease was $90,253 and $270,758, respectively.

The Company’s sublease obligations as of September 30, 2025 are presented below:

Year ending December 31,
2025	$93,937
2026	242,211
2027	388,790
2028	407,405
Remaining	310,114
Total future lease payments	1,442,458
Less: Interest	(119,752)
Present value of lease liabilities	$1,322,706

Future amortization of the Company’s ROU assets is presented below:

Year ended December 31,
2025	$77,528
2026	314,154
2027	326,161
2028	340,709
Remaining	265,743
Total	$1,324,294

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

For the three months ended September 30, 2025 and 2024, the Company’s income from these subleases totaled $26,684 and $23,471 respectively, and for the nine months ended September 30, 2025 and 2024 the Company’s income from these subleases totaled $76,604 and $48,471 , respectively (which has been reflected as a reduction of general and administrative expenses in the accompanying consolidated Statements of Operations).

Note 7. Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following:

	September 30, 2025	December 31, 2024
Credit card payable	$12,605	$58,269
Payroll tax payable	6,850	5,146
Total	$19,455	$63,415

Note 8. Income Taxes

The Company had $701,957 income tax provision for the nine months ended September 30, 2025 and 2024.

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Deferred income tax expense	$701,957	$-
Current income tax expense	-	-
Total	$701,957	$-

The Company has the following deferred tax assets (liabilities) as of September 30, 2025 and December 31 2024:

	As of September 30, 2025		As of December 31, 2024
Net operating loss carryforwards	$1,640,916		$965,019
Change in fair value of warrants	132,221
Change in fair value of convertible debt	107,129
Other expense temporary difference	2,813		2,813
Total deferred tax assets	1,883,080		967,833
Change in fair value of crypto assets	(701,957)		-
Deferred tax liability- Depreciation	(2,263)		(2,263)
Allowance	(1,880,817	) )	(965,570)
Net deferred tax liability	$701,957		$-

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

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the periods ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Federal statutory rate	21.0%	21.0%
Valuation allowance	(95.6)%	(21.0)

Effective income tax rate	(74.6)%	0.0%

The effective tax rate for the nine months ended September 30, 2025 and 2024 is less than the statutory rate primarily as a result of the valuation allowance for net deferred tax assets.

No uncertain tax benefits have been recorded for the three and nine months ended September 30, 2025 and 2024

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

As of September 30, 2025, Classover NJ and Classover Holdings, Inc. has approximately $6,868,745 and $945,143 in federal net operating loss carryforwards, respectively. These loss carryforwards have an indefinite life.

The Company’s tax years 2022 and forward generally remain subject to examination by federal and state tax authorities.

Note 9. Related parties

As of September 30, 2025 and December 31, 2024, The Company has related party transactions with the following affiliates and affiliated entities:

Related Party Name	Relationship
Hui Luo	Majority owner of the Company
Liu Yi	Spouse of Hui Luo
Genius Kid Class LLC	An entity controlled by Yi Liu
Dream Legal Group, Inc	An entity controlled by Hui Luo
Ideal Force LLC	An entity controlled by Yi Liu
Dreamgo Inc.	An entity controlled by Hui Luo

Due from related parties

	September 30, 2025	December 31, 2024

Dream Legal Group, Inc.	23,039	8,251
Total due from related parties	$23,039	$8,251

Due to related parties

	September 30, 2025	December 31, 2024

Luo Hui-accrued interest on promissory note	—	2,166
Luo Hui – promissory note, due on August 15, 2025; at a rate of 4% per annum	—	130,000
Due to Dream Go Inc.	18,117	117,379
Total due to related parties - current	$18,117	$249,545

The following table represents related party transactions for the nine months ended September 30, 2025 and 2024:

		Three Months Ended		Nine Months Ended
Name	Business Purpose of Transaction	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Dream Legal Group, Inc	Sublease income	$26,684	$23,471	$76,604	$48,471
Dreamgo Inc.	Rent expense	92,095	90,253	276,284	270,758
Genius Kid Class LLC	Consulting revenue	—	100,000	—	300,000
Yi Liu	Interest expense	—	—	822	—
Luo Hui	Interest expense	—	—	1,300	—
Totals		$118,779	$213,724	$355,010	$619,230

Sublease income has been reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, the Company has the following ROU assets and operating lease liabilities recognized from related party under ASC 842 (Note 4):

		September 30, 2025	December 31, 2024
Dreamgo Inc.	ROU assets	$1,324,294	$1,552,242
Dreamgo Inc.	Short term obligation under operating leases	$(191,581)	$(314,685)
Dreamgo Inc.	Long term obligation under operating leases	$(1,131,125)	$(1,241,495)

Note 10. Convertible notes

Conversion of convertible notes in connection with the Business Combination

Convertible notes payable is comprised of the following as of December 31, 2024:

Borrower No.	Amount	Interest Rate	Conversion Cap	Closing Date	Maturity Date	December 31, 2024
1	$250,000	0.44%	$3,000,000	2/7/2022	2/7/2027	$250,000
2	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500
3	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500
4	35,000	0.44%	3,000,000	2/7/2022	2/7/2027	35,000
5	90,000	0.44%	3,000,000	2/7/2022	2/7/2027	90,000
6	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
7	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
8	10,000	0.44%	3,000,000	2/7/2022	2/7/2027	10,000
9	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
10	30,000	0.44%	3,000,000	2/7/2022	2/7/2027	30,000
11	100,000	0.44%	3,000,000	2/7/2022	2/7/2027	100,000
12	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
13	20,000	0.44%	3,000,000	2/7/2022	2/7/2027	20,000
14	20,000	0.44%	3,000,000	2/7/2022	2/7/2027	20,000
15	20,000	0.44%	3,000,000	3/3/2022	3/3/2027	20,000
16	18,176	0.44%	3,000,000	2/7/2022	2/7/2027	18,176
17	53,015	0.44%	3,000,000	2/7/2022	2/7/2027	53,015
18	53,015	0.44%	3,000,000	2/7/2022	2/7/2027	53,015
19	27,265	0.44%	3,000,000	2/7/2022	2/7/2027	27,265
20	98,529	0.44%	3,000,000	2/7/2022	2/7/2027	98,529
21	50,000	0.44%	3,000,000	4/7/2022	4/7/2027	50,000
22	200,000	0.44%	5,000,000	12/6/2023	12/6/2028	200,000
23	50,000	0.44%	5,000,000	3/15/2024	3/15/2029	50,000
24	50,000	0.44%	5,000,000	3/15/2024	3/15/2029	50,000
25	87,500	0.44%	3,000,000	2/7/2022	2/7/2027	87,500
26	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500
27	100,000	0.44%	3,000,000	2/7/2022	2/7/2027	100,000
Totals	$1,750,000					$1,750,000

Upon the closing of the business combination, the above notes $1,750,000 and accrued interest payable $19,072 were converted to 4,433,122 Class B Common Shares.

2025 Convertible Notes

On May 30, 2025, the Company entered into a Securities Purchase Agreement for up to an aggregate of $500 million in newly issued senior secured convertible notes (the “2025 Convertible Notes”). The Purchase Agreement provides for an initial closing of $11 million of convertible notes, subject to customary closing conditions.  The Company has agreed, subject to certain exceptions contained in the Purchase Agreement, to use 80% of the net proceeds from the  notes to purchase certain cryptocurrency as set forth in the Purchase Agreement.

The Notes will be convertible into Class B common stock of the Company at the option of the holder at an initial conversion price equal to 200% of the closing price of the Common Stock on the trading day immediately prior to the closing date, subject to adjustment as provided for in the Notes.  Interest is payable under the notes at a rate of 7% per annum and is payable, quarterly, at the option of the Company in cash, through the issuance of additional notes or, under certain situations, through the issuance of shares of Common Stock.  The Notes will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries (subject to certain exceptions contained in the notes) and will be secured by a first priority perfected security interest in all of the existing and future assets of the Company and its direct and indirect subsidiaries, including all of the capital stock of each of the subsidiaries and the cryptocurrency purchased with the proceeds of the Notes. The Notes are due on the two-year anniversary of the date of issuance unless earlier converted or repaid.

Description of 2025 Convertible Note:

Issue Date	June 6, 2025
Face Value	$11,000,000
Maturity	June 6, 2027
Coupon	7.0% per annum, quarterly, PIK-eligible
Conversion Price	Initially $7.36 subject to adjustments
Floor Price	$0.74 per share
Redemption	120% upon Issuer’s Call, 0% on Maturity
Use of Proceeds	80% for SOL investment; 20% for operations

The Company elected the fair value option for 2025 convertible notes. The fair value of the convertible notes are remeasured at each balance sheet date and any changes are recorded in the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recorded a change in the fair value of 2025 convertible notes in the amount of a loss of  $249,508 and $510,138 . For the three and nine months ended September 30, 2025, interest expense related to the 2025 Convertible Note is $194,082 and $244,712.

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

The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If the Company redeems the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” If a registration statement is not effective within 90 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the warrant exercise. If an initial business combination is not consummated, the warrants will expire and will be worthless.

In addition, if (a) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at a newly issued price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founders’ shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price.

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

The following table presents the changes in the fair value of warrant liabilities:

Fair value as of April 4, 2025 (Reorganization Merger Date)	$753,824
Change in fair value	629,625
Fair value as of September 30, 2025	$1,383,449

Note 12. Recurring fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP (as defined in Note 2) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following tables present fair value information as of September 30, 2025, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

September 30, 2025	Level 1	Level 2	Level 3
Assets:
Investment- Crypto asset	$12,060,203	$-	$-
Liabilities
Warrant liabilities	$1,383,449	$-	$-
Convertible notes payable	$-	$-	$11,510,138

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

Disaggregated information of revenues by stream are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:
Time-based subscriptions	$227,417	$324,583	$698,259	$888,915
Credit-based subscriptions	1,060,221	554,351	2,131,043	1,615,915
Marketing revenues (related party)	—	100,000	—	300,000
Total revenues	$1,287,638	$978,934	$2,829,302	$2,804,830

Note 14. Commitments and Contingencies

Legal Proceedings

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. At September 30, 2025, the Company was not involved in any material legal proceedings regarding claims or legal actions against the Company.

Note 15. Equity

As of September 30, 2025, the total number of shares which the Company shall have the authority to issue is five hundred and ten million (510,000,000) shares, which include 50,000,000 shares of Class A common stock, par value $0.0001 per share, 450,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock. The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. Each Series A Preferred Shares are convertible to Class B Common Shares on a 1 to 1 basis, and each Series B Preferred Shares are convertible to Class B Common Shares on a 1 to 100 basis. Holders of shares of Common Stock will exclusively possess all voting power with respect to the Company and are entitled vote on all matters submitted to the Company’s stockholders for their vote or approval. Each share of Class A Common Stock has the voting power of twenty-five votes and each share of Class B Common Stock has the voting power of one vote.

Reverse Recapitalization and De-SPAC Merger

On April 4, 2025, The Company consummated a business combination with Classover DE and BFAC (the SPAC), resulting in a reverse recapitalization. As part of the transaction:

•	Former Classover DE shareholders received 12,500,000 shares of Company’s equity, including:
○	6,535,014 Class A common shares to Hui Luo
○	1,531,864 Class B common shares to other Classover shareholders
○	1,000,000 Series A Preferred Shares to Classover equity holders
○	4,433,122 Class B common shares to convertible note holders upon conversion
•	BFAC Sponsor received 9,600,000 Class B common shares
•	Remaining BFAC IPO investors were issued 168,356 Class B common shares, representing residual trust shares post-redemptions (3,683,125 original shares less 3,514,769 redeemed)
•	17,250,000 warrants were exchanged 1-for-1 with original BFAC warrant holders

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

PIPE Investment

On April 4 and April 14, 2025, a PIPE investor invested $5,000,000 via a PIPE agreement with 5,000 Series B Preferred Shares to the PIPE investor. Preferred shares were classified as equity under ASC 480. $5,000,000 was delivered, less $300,000 in transaction costs, with net proceeds of $4,700,000. On May 30, 2025, the Company issued 25,000 Class B common shares to the investor as consideration for waving specific financing restrictions under the PIPE agreement. Shares issued as contract modifications are recorded at fair value and $66,500 expense was recorded when the waiver becomes effective, per ASC 470 and ASC 505.

2024 Incentive Plan

In connection with the Reorganization Merger, the Company adopted the Equity Incentive Plan (the “2024 Incentive Plan”). The 2024 Incentive Plan will provide for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or equity-related cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, will be eligible for grants under the 2024 Incentive Plan.

The 2024 Incentive Plan provides for the future issuance of shares of the Company’s Class B Common Shares, representing 8% of the number of shares of the Company’s Common Stock outstanding following the Business Combination (after giving effect to the Redemption). Accordingly, the 2024 Incentive Plan is eligible to issue up to 3,268,668 Class B Common Shares.

•	On April 17, 2025, 820,000 shares were granted as equity-based compensation to two employees of the Company, which will be vested over three years.
•	On April 28, 2025, 100,000 shares were issued to a third-party advisor for advisory services which will be vested over one year.
•	On September 6, 2025, 4,000 shares were issued to a third-party advisor for advisory services which was fully vested.

Shares were measured at fair value on grant date under ASC 718. Compensation cost is recognized ratably over the vesting period. During the three and nine months ended September 30, 2025, stock compensation cost were $174,343 and $311,620.

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

Credit risk

The Company’s concentration of credit risk relates to financial institutions holding the Company’s cash. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The insurance coverage for cash deposits at each bank is $250,000. As of September 30, 2025, a cash balance of $2,659,724 deposited with three financial institutions was uninsured. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.

Customer concentration risk

For the three and nine months ended September 30, 2025 and 2024, no customer accounted for more than 10% of the Company’s total revenues.

Vendor concentration risk

For the three and nine months ended September 30, 2025 and 2024, no vendor accounted for over 10% of the Company’s total purchases.

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

CLASSOVER’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an online enrichment class platform that offers over 40 courses taught by experienced, independent educators. Our program caters to children aged 4 to 17, providing personalized attention and a supportive learning environment. Unlike traditional classes, we give students the unique opportunity to explore their interest in-depth via interactive, live streaming courses with flexible time slots. Although we have incurred continuing losses from operations and net losses in the past few years, our business has experienced continuous growth in sales. Our total revenue increased by $308,704, or 32% from $978,934 for the three months ended September 30, 2024, to $1,287,638 for the three months ended September 30, 2025. Our gross profit increased by $355,971, from $543,053 for the three months ended September 30, 2024, to $899,024 for the three months ended September 30, 2025. Gross profit margin increased from 55% for the three months ended September 30, 2024 to 70% for the three months ended September 30, 2025. Our total revenue increased by $24,472, or 1% from $ 2,804,830 for the nine months ended September 30, 2024, to $2,829,302 for the nine months ended September 30, 2025. Our gross profit increased by $79,447, from $1,547,661 for the nine months ended September 30, 2024, to $1,627,108 for the nine months ended September 30, 2025. Gross profit margin increased from 55% for the nine months ended September 30, 2024 to 58% for the nice months ended September 30, 2025, as a result of increased revenue during 2025. We completed a merger with Battery Future Acquisition Corp. on April 4, 2025 and became a Nasdaq listed public company.

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

Ability to attract new registered users and paid subscribers

Our business model is dependent upon our ability to grow and maintain a large user base, and it also requires that we grow and keep registered users and paid subscribers. As of September 30, 2025 and December 31, 2024, we have 71,556 and 61,387 registered users, respectively.

“Registered users” are individuals who have signed up and created an account on our platform. This group includes all users who access our services, regardless of whether they have made a financial commitment to our offerings. Registered users may take advantage of free trials, access limited content, or use basic features available at no cost. While registered users do not directly contribute to subscription revenue, they play a crucial role in the overall revenue strategy by expanding the potential market. They provide a pool of potential customers who can be converted into paying customers through targeted marketing and engagement strategies. Additionally, registered users might generate revenue through advertisements, in-app purchases, or by upgrading to paid plans.

“Paid subscribers,” on the other hand, include those registered users who have opted for a subscription plan and have made a financial commitment to access our premium content and features. Paid subscribers also encompass customers who purchase lesson credit packages, allowing them to access specific lessons or courses without committing to a recurring subscription. These subscribers typically pay either a recurring fee, which can be monthly, quarterly, or annually, depending on the subscription model, or a one-time fee for lesson credit packages. Paid subscribers are the primary source of revenue for the Company. The consistent and recurring nature of subscription payments ensures a steady revenue stream, while lesson credit packages offer flexibility and contribute additional non-recurring revenue. This combination supports the Company's operational costs, development, and expansion plans.

Ability to retain existing paid subscribers and customer relationships

Our ability to increase our revenues and profitability will depend on the ability to retain our existing customers as well as to convert registered users to paid subscribers.

Ability to attract and retain high quality independent teacher contractors

We believe that students are attracted to us largely because of the high quality and wide selection of enrichment and academic lessons offered by our high quality independent teacher contractors, and that continuing to attract and retain many high quality educator partners will be an important factor in attracting registered users and paid subscribers and increasing our revenue over time. We believe that our reach, reputation, and compensation packages provide an attractive value proposition for educators to partner with us to develop and distribute enrichment content. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our user base, improving recommendation and personalization features, and developing marketing capabilities that drive higher conversions. As of September 30, 2025 and December 31, 2024, we have 1,144 and 936 educator partners working with us, respectively.

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

Results of Operations

For the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the years presented. The results below are not necessarily indicative of results to be expected for future periods.

	For the Three Months Ended September 30,
	2025	2024	Variance Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$1,287,638	$878,934	$408,704	46%
Consulting revenues (related party)	-	100,000	(100,000)	-100%

Total revenues	1,287,638	978,934	308,704	32%

Cost of revenues:
Cost of revenues	388,614	435,881	(47,267)	-11%

Total cost of revenues	388,614	435,881	(47,267)	-11%

Gross profit	899,024	543,053	355,971	66%

Operating expenses:
Selling and marketing	149,249	165,315	(16,066)	-10%
General and administrative	1,348,697	546,389	802,308	147%
Research and development	5,971	5,053	918	18%

Total operating expenses	1,503,917	716,757	787,160	110%

(Loss) from operations	(604,893)	(173,704)	(431,189)	248%

Other income (expense)
Change in fair value of warrants	910,799	-	910,799	100%
Change in fair value of crypto assets	3,159,986	-	3,159,986	100%
Change in fair value of convertible debt	(249,508)	-	(249,508)	100%
Financing cost	-	-	-	100%
Staking rewards	157,405	-	157,405	100%
Interest and other expense	(189,203)	(2,916)	(186,287)	6388%

Total other income (expense)	3,789,479	(2,916)	3,792,395	-130055%

(Loss) before provision for income taxes	3,184,586	(176,620)	3,361,206	-1903%
Provision for income taxes	663,597	-	663,597	100%

Net income (loss)	$2,520,989	$(176,620)	$2,697,609	-1527%

Revenue

The summary information by revenue stream are as follows:

	For the Three Months Ended September 30,
	2025	2024	Variance Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$1,287,638	$878,934	$408,704	46%
Consulting revenues (related party)	-	100,000	(100,000)	-100%

Total revenues	1,287,638	978,934	308,704	32%

Our total revenue increased by $308,704, or 32% from $978,934 for the three months ended September 30, 2024, to $1,287,638 for the three months ended September 30, 2025.

The increase in the revenue in the third quarter of 2025 as compared to the third quarter of 2024 was primarily attributable to the increase in service revenues. Service revenues increased by $408,704, or 46%, from $878,934 for the three months ended September 30, 2024, to $1,287,638 for the three months ended September 30, 2025, driven by a decrease in credit-based subscriptions and number of courses delivered during the second quarter of 2025. In the fourth quarter of 2023, we added a new revenue stream by providing marketing consulting services to Genius Kid Class LLC, one of our related parties. Consulting revenue generated in the third quarter of 2024 was $100,000. We completed our consulting service obligation by the end of 2024. We are uncertain about future growth of consulting revenue as we have not secured any new consulting contracts yet as of September 30, 2025. As a result, no consulting revenue was generated in the third quarter of 2025.

Costs of Revenue

	For the Three Months Ended September 30,
	2025	2024	Variance Amount	Variance %
	(Unaudited)	(Unaudited)
Compensation	$360,131	$392,294	(32,164)	-8%
Payment Processing Fee	11,084	19,286	(8,203)	-43%
Streaming Services	17,400	24,300	(6,900)	-28%
Total	$388,615	$435,881	$(47,266)	-11%

Cost of revenues decreased by $47,266, or 11%, from $435,881 for the three months ended September 30, 2024, to $388,615 for the three months ended September 30, 2025.

Compensation decreased by $32,164, or 8%, from $392,294 for the three months September 30, 2024, to $360,131 for the three months ended September 30, 2025. Payment processing fee decreased by $8,203, or 43%, from $19,286 for the three months September 30, 2024, to $11,084 for the three months ended September 30, 2025. The cost of streaming service decreased by $6,900, or 28%, from $24,300 for the three months September 30, 2024, to $17,400 for the three months ended September 30, 2025. The decrease in compensation, payment processing and streaming service expenses was due to decreased class sessions provided during the third quarter of 2025.

Gross profit margin

Our gross profit and gross profit margin from the two revenue streams are summarized as follows:

	For the Three Months Ended September 30,
	2025	2024	Variance
	(Unaudited)	(Unaudited)
Service revenues
Gross profit	899,023	473,423	425,600
Gross margin	70%	54%	16%
Consulting revenues (related party)
Gross profit	-	69,630	(69,630)
Gross margin	100%	70%	30%
Total
Gross profit	899,024	543,053	355,971
Gross margin	70%	55%	14%

The total gross profit margin increased from 55% for the three months ended September 30, 2024 to 70% for the three months ended September 30, 2025, as a result of increased revenue during the third quarter of 2025.

Our gross margin of service revenue increased from 54% for the three months ended September 30, 2024 to 70% for the three months ended September 30, 2025, mainly due to higher revenue in 2025.

Operating expenses

During the three months ended September 30, 2025, we incurred total operating expenses of $1,503,917, an increase of $787,160, or 110%, as compared to a total of $716,757 during the three months ended September 30, 2024.

General and administrative expenses increased by $802,308, or 147% from $546,389 for the three months ended September 30, 2024, to $1,348,697 for the three months ended September 30, 2025. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses.

Other general expenses increased by $140,068 from $64,597 for the three months ended September 30, 2024, to $204,665 for the three months ended September 30, 2025. The increase was primarily attributable to higher consulting fees, regulatory registration expenses, and insurance as we completed a merger with Battery Future Acquisition Corp. (“BFAC”) in this quarter.

Employee compensation expenses increased by $336,278 from $371,246 for the three months ended September 30, 2024, to $707,524 for the three months ended September 30, 2025. The increase is primarily driven by additional hiring during the second quarter of 2025 to support our growth. In addition, there was an upward adjustment to executive compensation, further contributing to the overall compensation growth.

Employee stock compensation was $174,343 for the three months ended September 30, 2025. There was no employee stock compensation in 2024.

Interest and other expenses for the three months ended September 30, 2025, were $3,789,479 as compared to $2,916 for the three months ended September 30, 2024. The increase was primarily attributable to the financing cost and change in fair value of warrants, convertible notes, and crypto assets.

Provision for income taxes

Provision for income taxes for the three months ended September 30, 2025 was $663,597. We had no income tax provision for the three months ended September 30, 2024 as we made fully allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized.

Net Loss

As a result of the combination of factors discussed above, our net income (loss) increased from $176,620 for the three months ended September 30, 2024 to $2,520,989 for the three months ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the years presented. The results below are not necessarily indicative of results to be expected for future periods.

	For the Nine Months Ended September 30,
	2025	2024	Variance Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$2,829,302	$2,504,830	$324,472	13%
Consulting revenues (related party)	-	300,000	(300,000)	-100%

Total revenues	2,829,302	2,804,830	24,472	1%

Cost of revenues	1,202,194	1,257,169	(54,975)	-4%

Total cost of revenues	1,202,194	1,257,169	(54,975)	-4%

Gross profit	1,627,108	1,547,661	79,447	5%

Selling and marketing	380,761	421,909	(41,148)	-10%
General and administrative	3,811,411	1,605,515	2,205,896	137%
Research and development	34,769	29,971	4,798	16%

Total operating expenses	4,226,941	2,057,395	2,169,546	105%

(Loss) from operations	(2,599,833)	(509,734)	(2,090,099)	410%

Change in fair value of warrants	(629,625)	-	(629,625)	100%
Change in fair value of crypto assets	3,342,651	-	3,342,651	100%
Change in fair value of convertible debt	(510,138)	-	(510,138)	100%
Financing cost	(473,500)	-	(473,500)	100%
Staking rewards	163,953	-	163,953	100%
Interest and other expense	(233,938)	(6,794)	(227,144)	3343%

Total other income (expense)	1,659,403	(6,794)	1,666,197	-24525%

(Loss) before provision for income taxes	(940,430)	(516,528)	(423,902)	82%
Provision for income taxes	701,957	-	701,957	100%

Net (loss)	$(1,642,387)	$(516,528)	$(1,125,859)	218%

Revenue

The summary information by revenue stream are as follows:

	For the Nine Months Ended September 30,
	2025	2024	Variance Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$2,829,302	$2,504,830	$324,472	13%
Consulting revenues (related party)	-	300,000	(300,000)	-100%

Total revenues	$2,829,302	$2,804,830	$24,472	1%

Our total revenue increased by $24,472, or 1% from $2,804,830 for the nine months ended September 30, 2024, to $2,829,302 for the nine months ended September 30, 2025.

The increase in the revenue was primarily attributable to the increase in service revenues, partially offset by absence of consulting revenue. In the fourth quarter of 2023, we added a new revenue stream by providing marketing consulting services to Genius Kid Class LLC, one of our related parties. Consulting revenue generated in the third quarter of 2024 was $100,000. Consulting services were provided over the past nine months.  We completed our consulting service obligation by the end of 2024. We are uncertain about future growth of consulting revenue as we have not secured any new consulting contracts yet as of September 30, 2025. As a result, no consulting revenue was generated in 2025. Service revenues increased by $324,472, or 13%, from $2,504,830 for the nine months ended September 30, 2024, to $2,829,302 for the nine months ended September 30, 2025, which is primarily attributable to an increase in credit-based subscriptions and number of courses delivered in 2025.

Costs of Revenue

	For the Nine Months Ended September 30,
	2025	2024	Variance Amount	Variance %
	(Unaudited)	(Unaudited)
Compensation	$1,103,387	$1,132,408	(29,021)	-3%
Payment Processing Fee	41,058	58,206	(17,149)	-29%
Streaming Services	57,750	66,555	(8,805)	-13%
Total	$1,202,194	$1,257,169	$(54,974)	-4%

Cost of revenues decreased by $54,974, or 4%, from $1,257,169 for the nine months ended September 30, 2024, to $1,202,194 for the nine months ended September 30, 2025.

Payment processing fee decreased by $17,149, or 29%, from $58,206 for the nine months September 30, 2024, to $41,058 for the nine months ended September 30, 2025. The cost of streaming service decreased by $8,805, or 13%, from $66,555 for the nine months September 30, 2024, to $57,750 for the nine months ended September 30, 2025. The decrease in payment processing and streaming service expenses were due to decreased class sessions provided during the second quarter of 2025.

Gross profit margin

Our gross profit and gross profit margin from the two revenue streams are summarized as follows:

	For the Nine Months Ended September 30,
	2025	2024	Variance
	(Unaudited)	(Unaudited)
Service revenues
Gross profit	1,627,108	1,307,257	319,850
Gross margin	58%	52%	5%
Consulting revenues (related party)
Gross profit	-	240,404	(240,404)
Gross margin	100%	80%	20%
Total
Gross profit	1,627,108	1,547,661	79,447
Gross margin	58%	55%	2%

The total gross profit margin increased from 55% for the nine months ended September 30, 2024 to 58% for the nine months ended September 30, 2025, as a result of increased revenue during 2025.

Our gross margin of service revenue increased from 52% for the nine months ended September 30, 2024 to 58% for the nine months ended September 30, 2025, mainly due to higher service revenue.

Operating expenses

During the nine months ended September 30, 2025, we incurred total operating expenses of $4,226,941, an increase of $2,169,546, or 105%, as compared to a total of $2,057,395 during the nine months ended September 30, 2024.

General and administrative expenses increased by $2,205,896, or 137% from $1,605,515 for the nine months ended September 30, 2024, to $3,811,411 for the nine months ended September 30, 2025. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses.

Other general expenses increased by $1,126,812 from $267,744 for the nine months ended September 30, 2024, to $1,534,624 for the nine months ended September 30, 2025. The increase was primarily attributable to higher professional consulting fees, regulatory registration expenses, insurance as we completed a merger with Battery Future Acquisition Corp. (“BFAC”).

Employee compensation expenses increased by $450,065 from $1,021,014 for the nine months ended September 30, 2024, to $1,471,079 for the nine months ended September 30, 2025. The increase is primarily driven by additional hiring during 2025 to support our growth. In addition, there was an upward adjustment to executive compensation, further contributing to the overall compensation growth.

Employee stock compensation was $311,620 for the nine months ended September 30, 2025. There was no employee stock compensation in 2024.

Interest and other expenses for the nine months ended September 30, 2025, were $1,659,403 as compared to $6,794 for the nine months ended September 30, 2024. The increase was primarily attributable to the financing cost and change in fair value of warrants, convertible notes, and crypto assets.

Provision for income taxes

Provision for income taxes for the nine months ended September 30, 2025 was $701,957. We had no income tax provision for the nine months ended September 30, 2024 as we made fully allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized.

Net Loss

As a result of the combination of factors discussed above, our net loss increased from $516,528 for the nine months ended September 30, 2024 to $1,642,387 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $5,978,572. Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits:

	September 30, 2025	December 31, 2024

Cash on hand	$3,146	$3,144
Bank deposits	3,425,678	47,538
Total cash shown in the Statement of Cash Flows	$3,428,824	$50,682

The accompanying consolidated financial statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2025, the Company had cash of $3,428,824, current liabilities of $2,520,276, a working capital of $935,642 and a stockholders’ equity of $5,400,035. For the three months ended September 30, 2025 and 2024, the Company had income (losses) of $2,520,989 and $176,620, respectively, and for the nine months ended September 30, 2025 and 2024, the Company had losses of $1,642,387 and $516,528, respectively. The continuing losses raise substantial doubt about the ability of the Company to continue as a going concern.

The Company completed business combination with Battery Future Acquisition Corp (the “BFAC”) on April 3, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, the Company received an aggregate of $4,700,000 from PIPE investors following the business combination, and entered into an equity purchase facility agreement (the “FPFA”) with Solana Strategic Holdings LLC (the “Solana”) for up to an aggregate of $400 million in newly issued shares of the Company’s Class B common stock. Moreover, on May 30, 2025, the “Company entered into a Securities Purchase Agreement with an investor and the Company may sell to the investor up to an aggregate of $500 million in newly issued senior secured convertible notes (the “Notes”).  On September 6, 2025, the Company consummated the initial closing of $11 million of Notes.  Management of the Company has evaluated the mitigation plans and determined that the current working capital, cash position, FPFA, and Notes available for future issuance  are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

	For the Nine months ended September 30,
	2025	2024

Net cash (used in) operating activities	$(3,174,525)	$(575,852)
Net cash (used in) investing activities	(2,300,000)	(185,705)
Net cash provided by financing activities	8,852,667	230,000
Change in cash and cash equivalents	3,378,142	(531,557)
Cash and cash equivalents, beginning of year	50,682	787,652
Cash and cash equivalents, end of year	$3,428,824	$256,095

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, was primarily attributable to net loss of $1,642,387, decrease in operating lease liabilities of $233,474  as we made payment under the lease contract, decrease in deferred revenues of $766,575, and change in fair value of crypto assets of $3,342,651. Cash outflow was partially offset by the change in fair value of warrants of $629,625, change in fair value of convertible debt of $510,138, non-cash amortization of operating lease right-of-use assets $227,948, employee stock compensation of $260,577, increase in deferred tax liabilities of $701,957, and increase in accrued liabilities and other payables of $363,041.

Net cash used in operating activities for the nine months ended September 30, 2024, was primarily attributable to net loss of $516,528, decrease in due to related party $252,519 as we repaid our related party for the amount due, and decrease in operating lease liabilities of $219,164 as we made payments under the lease contract. Cash outflow was partially offset by the non-cash amortization of operating lease right-of-use assets $219,057, stock compensation issued for consulting services $25,120 and increase in deferred revenues of $73,538 as we collected in advance from online class subscription.

Investing Activities

Net cash used in investing activities was $2,300,000 for the nine months ended September 30, 2025. The decrease was primarily due to our purchases of crypto assets and intangible assets.

Net cash used in investing activities was $185,705 for the nine months ended September 30, 2024. The decrease in cash flow was primarily due to our purchases of property and equipment in the amount of $185,705 during 2024.

Financing Activities

Net cash provided by financing activities was $8,852,667 for the Nine months ended September 30, 2025. The increase was mainly due to the issuance of promissory notes of $3,089,400, capital contribution from private placement of $4,700,000, and proceeds from the reverse recapitalization of $1,077,752.

Net cash provided by financing activities was $230,000 for the nine months ended September 30, 2024. The increase in cash flow was mainly due to the issuance of convertible loan in the amount of $100,000 in 2024 and a loan received from a related party in the amount of $130,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CLASSOVER HOLDINGS, INC.

Dated: November 13, 2025	By.	/s/ Hui Luo
Hui Luo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By.	/s/ Yanling Peng
Yanling Peng
Chief Financial Officer
(Principal Financial Officer)

