Form 10-K
period 2025-12-31
Classover Holdings, Inc.
filed 2026-04-01
CIK 2022308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number 001-42588

CLASSOVER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-2827182
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

450 7th Avenue, Suite 905	10123
(Address of Principal Executive Offices)	(Zip Code)

(800) 345-9588

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered

Class B Common Stock, par value $0.0001 per share	KIDZ	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one share of Class B Common Stock, each at an exercise price of $575.00 per share	KIDZW	The Nasdaq Stock Market LLC

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

Yes  ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, was $3,332,736 (based on the closing price for shares of the registrant’s Class B common stock as reported by the Nasdaq Stock Market on June 30, 2025 ($2.94)).

As of March 31, 2026, there were 130,731 shares of Class A Common Stock outstanding, 1,174,718 shares of Class B Common Stock outstanding and 522,801 shares of Series A Preferred Stock outstanding.

Documents Incorporated by Reference: None.

CLASSOVER HOLDINGS, INC.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS;

SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) of Classover Holdings, Inc. (the “Company,” “we,” “us,” “our” or “Classover”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of present or historical fact included in this Annual Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “may,” “will,” “could,” “should,” “predict,” “potential,” and “continue” or similar words. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

All forward-looking statements included herein attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. These cautionary statements are being made pursuant to federal securities laws with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Except to the extent required by applicable laws and regulations, the Company undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

There may be events in the future that the Company is not able to predict accurately or over which it has no control. The section in this Annual Report entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by the Company in such forward-looking statements. These examples include:

•	the Company’s inability to raise sufficient capital to execute its business plan;

•	the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those markets;

•	the degree of market acceptance and adoption of the Company’s products and services;

•	the Company’s ability to attract and retain customers;

•	the Company’s success in retaining or recruiting officers, key employees or directors;

•	the impact of the regulatory environment and complexities with compliance related to such environment; and

•	factors relating to the business, operations and financial performance of the Company and its subsidiaries.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors included herein. Forward-looking statements reflect current views about the Company’s plans, strategies and prospects, which are based on information available as of the date of this Annual Report.

ii

Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements.

Summary of Risk Factors

An investment in our Class B common stock, par value $0.0001 per share (“Common Stock”), and our other securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	If we are not able to continue to attract students to purchase our courses and to increase the spending of our students, our business and prospects will be materially and adversely affected.

•

Our business depends on the continued success of our brand, and if we fail to maintain and enhance the recognition of our brand, we may face difficulty attracting students to our online after-school tutoring service, and our reputation and operating results may be harmed.

•

We face competition from established as well as other emerging companies, which could divert customers to our competition, result in pricing pressure, reduced operating margins, loss of market share, departure of qualified teachers and significantly reduce our revenue.

•

We face significant competition, which could increase our customer acquisition cost, cause us to lose students to our competitors, lead to pricing pressure and loss of market shares, and significantly reduce our revenue.

•

If we are not able to continue to recruit, train and retain a sufficient number of qualified teachers, our business, financial conditions and operating results may be materially and adversely affected.

•

The vast majority of our teachers are engaged as independent contractors, not employees, and if federal or state law mandates that they be classified as employees, our business may be adversely impacted.

•

Students may decide not to continue taking our courses for a number of reasons, including a perceived lack of improvement in their academic performance or general dissatisfaction with our courses, which may adversely affect our business, financial condition, results of operation and reputation.

•	We may not be successful in the expansion of the courses that we offer.

•	We may not be able to maintain or increase our course fee levels.

•	Many of our students are minors, which may subject us to significant and/or heightened litigation risks, regulatory scrutiny, and reputational damage.

•	Tuition refunds or potential refund disputes may negatively affect our cash flows, financial condition, and reputation.

•	We have incurred, and in the future may continue to incur, net losses.

•	Our financial statements contain disclosure regarding the substantial doubt about our ability to continue as a going concern.

•	We have a limited operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate our business and future prospects and increases the risk of your investment.

•	We have grown rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model will be compromised.

•

Certain aspects of our business and ability to grow are seasonal and cyclical, which may cause our current business plans to change and our operating results and revenues to fluctuate. As a result, we may fail to meet the expectations of securities analysts and investors, which could cause the Company’s stock price to decline.

iii

•

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting. Our management has limited experience in operating a public company.

•

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

•

The dual-class structure of the Company’s Common Stock as contained in the Company’s Charter has the effect of concentrating voting control with those stockholders who held our capital stock prior to the contemplated transaction, including our directors, executive officers and their respective affiliates.

•	Our estimates of the size of our addressable market may prove to be inaccurate.

•	We face risks related to natural and other disasters, health epidemics, and other extraordinary events, such as the COVID-19 pandemic, which could significantly disrupt our operations.

•

We may be exposed to cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) and other cybersecurity threats that may impact our networks or systems.

•	Changes in laws or regulations relating to consumer data privacy could materially and adversely affect our business.

•

Servicing our indebtedness, including the Notes, may require a significant amount of cash, and the restrictive covenants contained in the documents that govern our indebtedness could adversely affect our business plan, liquidity, financial condition, and results of operations.

•	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

•	Our financial results and the market price of our Common Stock may be affected by the prices of Solana.

•

We face risks relating to the custody of our Solana tokens, including the loss or destruction of private keys required to access our Solana tokens and cyberattacks or other data loss relating to our Solana tokens, including smart contract related losses and vulnerabilities.

•	We face risks related to our Solana treasury reserve business model, including but not limited to potential security breaches or cyberattacks.

iv

FREQUENTLY USED TERMS

Unless otherwise stated or the context otherwise requires, as used in this Annual Report:

•	“2024 Plan” means the 2024 Long-Term Incentive Equity Plan adopted in connection with the Business Combination;

•	“2025 Plan” means the 2025 Long-Term Incentive Equity Plan adopted in December 2025;

•

“Acquisition Merger” means the merger of Merger Sub 2 with and into Class Over on the Closing Date immediately following the Reorganization Merger, with Class Over being the surviving corporation of the Acquisition Merger and becoming a wholly owned subsidiary of the Company;

•	“BFAC” means Battery Future Acquisition Corp., a Cayman Islands exempted company;

•	“Business Combination” means the Mergers and the other transactions contemplated by the Merger Agreement and the other agreements entered into by BFAC and Class Over in connection with the Mergers;

•	“Bylaws” means the amended and restated bylaws of the Company following the Mergers;

•

“Change of Control” means any transaction or series of transactions the result of which is: (a) the acquisition by any person or “group” (as defined in the Exchange Act) of persons of direct or indirect beneficial ownership of securities representing 50% or more of the combined voting power of the then outstanding securities of the Company; (b) a merger, consolidation, reorganization or other business combination, however effected, resulting in any person or “group” (as defined in the Exchange Act) acquiring at least 50% of the combined voting power of the then outstanding securities of the Company or the surviving person outstanding immediately after such combination; or (c) a sale of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole;

•	“Charter” means the articles of incorporation of the Company;

•	“Class Over” means Class Over Inc., a Delaware corporation and wholly-owned subsidiary of the Company since the consummation of the Business Combination;

•	“Closing” means the closing of the Business Combination;

•	“Closing Date” means April 4, 2025, the date on which the Closing occurred;

•	“Code” means the Internal Revenue Code of 1986, as amended;

•	“Company”, “Classover,” “we,” “us”, “our” or other similar phrases means Classover Holdings, Inc., a Nevada corporation;

•	“Continental” means Continental Stock Transfer & Trust Company.

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

•	“First Preferred Warrant” means a warrant to purchase 1,600 shares of Series B Preferred Stock issued in the PIPE Financing;

•

“Founder Shares” means the shares of Common Stock that were issued in exchange for BFAC’s Class B ordinary shares issued prior to BFAC’s initial public offering and any BFAC Class A ordinary shares which such Class B ordinary shares were converted into prior to the closing of the Business Combination;

•	“GAAP” means generally accepted accounting principles in the United States;

•	“IRS” means the Internal Revenue Service;

•	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended;

•	“Merger Agreement” means the Agreement and Plan of Merger, by and among the Company, BFAC, Class Over and the Merger Subs;

•	“Merger Sub 1” means BFAC Merger Sub 1 Corp., a Delaware corporation and wholly-owned subsidiary of the Company prior to the Business Combination;

•	“Merger Sub 2” means BFAC Merger Sub 2 Corp., a Delaware corporation and wholly-owned subsidiary of the Company prior to the Business Combination;

•	“Mergers” means, collectively, the Reorganization Merger and the Acquisition Merger;

•	“Nasdaq” means the Nasdaq Stock Market LLC;

•	“Non-Redeeming Holders” means certain stockholders of BFAC that entered into the Non-Redemption Agreements;

•

“Non-Redemption Agreements” means the agreements entered into by the Non-Redeeming Holders, whereby, among other things, such Non-Redeeming Holders agreed that they would not exercise redemption rights with respect to shares of BFAC Class A Ordinary Shares;

•	“NRS” means the Nevada Revised Statutes;

•	“PIPE Agreement” means that certain securities purchase agreement executed by the PIPE Investor in connection with the PIPE Financing;

•	“PIPE Financing” means the private financing 5,000 shares of Series B Preferred Stock for $5 million (net of original issue discount), including through the exercise of the Preferred Warrants;

•	“PIPE Investor” means that certain institutional investor that participated in the PIPE Financing;

•	“Preferred Stock” means the Company’s Series A Preferred Stock and Series B Preferred Stock;

•	“Preferred Warrants” means First Preferred Warrant and the Second Preferred Warrant;

•	“Public Warrants” means the warrants included in the units issued in BFAC’s initial public offering and assumed by us upon consummation of the Business Combination;

•	“Reorganization Merger” means the merger of Merger Sub 1 with and into BFAC on the Closing Date, with BFAC being the surviving corporation and becoming a wholly-owned subsidiary of the Company;

•	“SEC” means the United States Securities and Exchange Commission;

•	“Second Preferred Warrant” means a warrant to purchase 1,000 shares of Series B Preferred Stock issued in the PIPE Financing;

•	“Securities Act” means the Securities Act of 1933, as amended; and

•	“Sponsor” means collectively Battery Future Sponsor LLC and Camel Bay LLC.

•	“Warrant Agreement” means the agreement with Continental that governs the Public Warrants.

PART I

ITEM 1. BUSINESS

Our Mission

 We operate through our wholly-owned subsidiary Class Over Inc. We provide comprehensive online interactive live courses for K-12 students in the United States and around the globe. Our curriculum is designed to meet the needs of different age groups and learning levels, covering a wide variety of subjects to enhance students' academic achievements and interest in exploration. We offer both interest-oriented classes and test preparation courses for various exams and competitions. With our innovative approach, we aim to transcend the boundaries of traditional education by offering students a comprehensive set of lifelong skills and capabilities, including creativity, critical thinking, and problem-solving, in an engaging and interactive environment.

Corporate History

We were incorporated as a Delaware corporation on May 2, 2024.

On the Closing Date, we consummated the transactions contemplated by the Agreement and Plan of Merger and the other agreements entered into by BFAC. Pursuant to the Merger Agreement, Merger Sub 1 merged with and into BFAC, with BFAC being the surviving corporation of the Reorganization Merger and becoming a wholly-owned subsidiary of the Company, and then, immediately following the consummation of the Reorganization Merger, Merger Sub 2 merged with and into Class Over, with Class Over being the surviving corporation of the Acquisition Merger and becoming a wholly-owned subsidiary of the Company.

At Closing, all issued and outstanding Class A Ordinary Shares and Class B Ordinary Shares of BFAC were exchanged for shares of the Company’s Class B Common Stock and each whole BFAC warrant outstanding was assumed by us and converted into a Public Warrant to purchase one share of Common Stock. Additionally, at Closing, the Company issued to the former security holders of Class Over an aggregate of 130,701 shares of Class A Common Stock, 119,301 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock (including 522,801 shares held by Ms. Luo) in exchange for their equity interests in Class Over. Following the issuance, holders of an aggregate of 477,199 shares of Series A Preferred Stock converted such shares to Common Stock, leaving an aggregate of 522,801 shares of Series A Preferred Stock outstanding.

In addition, in connection with the Business Combination, we consummated the PIPE Financing pursuant to which we issued to the PIPE Investor at Closing (i) 2,400 shares of Series B Preferred Stock of the Company, (ii) the First Preferred Warrant to purchase 1,600 shares of Series B Preferred Stock and (iii) the Second Preferred Warrant to purchase 1,000 shares of Series B Preferred Stock. At the Closing, the PIPE Investor immediately exercised the First Preferred Warrant to purchase 1,000 shares of Series B Preferred Stock and on April 14, 2025, the PIPE Investor exercised the remaining portion of the Preferred Warrants in full. As a result, we issued an aggregate of 5,000 shares of Series B Preferred Stock for an aggregate purchase price of $4,750,000 (net of original issue discount).

On April 30, 2025, we entered into the equity purchase facility agreement, dated April 30, 2025, as amended  with Solana Strategic Holdings LLC (the “EPFA Investor”). Pursuant to the EPFA, subject to certain conditions precedent contained therein, we had the right to issue and sell to the EPFA Investor up to an aggregate of $400 million in newly issued shares of our Common Stock. However, in March 2026, the equity purchase facility agreement was terminated without us having sold any shares thereunder

Notwithstanding the foregoing, in connection with the equity purchase facility agreement, we adopted a Solana-centric digital asset treasury strategy, described in more detail below. We have engaged Chaince Securities LLC as advisor to assist us with this treasury strategy.

On May 30, 2025, the Company entered into a securities purchase agreement (the “Note Purchase Agreement”) with Solana Growth Ventures LLC (the “Note Purchase Investor”). Pursuant to the Note Purchase Agreement, subject to certain conditions precedent contained therein, the Company may sell to the Note Purchase Investor up to an aggregate of $500 million in newly issued senior secured convertible notes (the “Notes”). On June 6, 2025, the Company consummated the initial sale of $11 million of Notes pursuant to the Note Purchase Agreement.  The Note Purchase Investor now has the sole option, upon one business day’s notice, to cause the Company to sell up to an additional $339 million of Notes and, subject to mutual agreement, the Company and the Note Purchase Investor may agree to sell up to an additional $150 million of Notes.  The Company has agreed, subject to certain exceptions contained in the Note Purchase Agreement, to use 80% of the net proceeds from the sale of the Notes to purchase certain cryptocurrency, including Solana, as set forth in the Note Purchase Agreement.

The Notes are convertible into Common Stock at the option of the holder at an initial conversion price equal to $7.36  per share (200% of the closing price of the Common Stock on June 5, 2025), subject to adjustment as provided for in the Notes.  Interest is payable under the Notes at a rate of 7% per annum and is payable, quarterly, at the option of the Company in cash, through the issuance of additional Notes or, under certain situations, through the issuance of shares of Common Stock.  The Notes rank senior to all outstanding and future indebtedness of the Company and its subsidiaries (subject to certain exceptions contained in the Notes) and will be secured by a first priority perfected security interest in all of the existing and future assets of the Company and its direct and indirect subsidiaries, including all of the capital stock of each of the subsidiaries and the cryptocurrency purchased with the proceeds of the Notes as well as any Solana tokens purchased with the proceeds from the EPFA, as evidenced by a security agreement. As of December 31, 2025 there was an aggregate of $7,775,000 outstanding under the Notes.

On June 30, 2025, the Company entered into and consummated the transactions contemplated by an Asset Purchase Agreement (the “APA”) with an unrelated third party and its wholly-owned subsidiary (collectively, the “APA Seller”). Pursuant to the APA, the APA Seller agreed to sell, and the Company agreed to purchase, a portfolio of intellectual property owned by the APA Seller (the “Purchased Assets”) which is intended to be utilized by the Company in its online enrichment class platform, which provides interactive live courses for K-12 students in the United States and around the globe.

In consideration for the Purchased Assets, the Company (a) paid $1,250,000 in cash to the APA Seller and (b) issued to the APA Seller (i) 16,000 shares of Common Stock and (ii) pre-funded warrants to purchase 14,786 shares of Common Stock.

In December 2025, we redomiciled from the State of Delaware to the State of Nevada.

Effective March 10, 2026, we effectuated a 1-for-50 reverse stock split.  As a result, the total number of shares of common stock held by each stockholder was converted automatically into the number of shares of Class A common stock and Class B common stock equal to the number of issued and outstanding shares of Class A common stock and Class B common Stock held by each such stockholder immediately prior to the reverse split divided by 50. Additionally: (i) all of our outstanding warrants immediately prior to the reverse split were adjusted by dividing the number of shares of Class B common stock into which such warrants were exercisable by 50 and multiplying the exercise price thereof by 50, all in accordance with the terms of the warrants and subject to rounding pursuant to such terms; (ii) all our convertible securities outstanding immediately prior to the reverse split, including our convertible preferred stock and our convertible notes, were adjusted in accordance with the terms of the agreements or arrangements governing such convertible securities and subject to rounding pursuant to such terms; and (iii) the number of shares of Class B common stock reserved for issuance under our long-term incentive equity plans, as well as the other amounts expressed in a number of shares set forth in such plans, were proportionately adjusted.  Unless otherwise noted, all share numbers reflected in this Annual Report give retroactive effect to such reverse split.

Business Overview

We leverage a proprietary cross-platform teaching and learning technology that we continuously develop and refine. This platform supports a variety of interactive tools and features, such as real-time communication and adaptive learning environments, designed to operate effectively across multiple device types and operating systems. Our investment in developing this technology aims to enhance user accessibility and improve educational delivery by facilitating a seamless and flexible learning experience for all students.

Our curriculum development process is supported by data analytics and artificial intelligence (AI)-assisted capabilities that systematically analyze student performance data. Our platform leverages AI-driven tools to integrate student learning data and instructional content, enabling us to deliver more personalized learning experiences tailored to individual student needs. This data-driven approach allows us to continuously refine our educational content and learning plans, improving educational outcomes by aligning with students' evolving educational requirements. We continue to invest in and develop our AI capabilities to enhance the adaptability and responsiveness of our platform.

Regarding our teaching staff, Class Over has worked with over 1,000 K-12 educators, screened through a stringent multi-round interview process. Regular assessments of teaching performance are conducted to maintain educational quality. This rigorous selection process ensures that our teaching staff possesses the necessary expertise and skills to deliver effective and engaging instruction, contributing to the overall educational efficacy of our programs.

Solana-centric digital asset treasury strategy

Class Over was built to make high-quality, interactive learning accessible to students everywhere. As we expand our offerings across subjects like math, coding, and language arts, integrating blockchain technology allows us to build a more secure, scalable, and efficient platform. Strategic digital asset reserves like Solana lay the groundwork for a future where global payments, credentialing, and personalized learning can be powered by decentralized infrastructure, enhancing how we deliver education worldwide. The Company has adopted a digital asset treasury strategy that includes exposure to blockchain-based assets such as Solana. While this strategy is intended to support capital efficiency and provide optionality for future innovation, the Company’s core business remains focused on delivering AI-powered educational services. By investing in and participating in the Solana ecosystem, the Company aims to both enhance its treasury strategy and create strategic optionality for product innovation in its core education business.

Solana is a decentralized, open-source blockchain platform designed to support high-performance applications and financial transactions. The Solana blockchain operates through a decentralized ecosystem composed of multiple categories of participants. Validators are responsible for producing blocks, processing transactions, and securing the network. Token holders may participate in network security by staking or delegating their SOL to validators in exchange for protocol rewards. Developers contribute to the ecosystem by building decentralized applications and infrastructure on the Solana protocol, while end users engage in transactions and utilize those applications for financial, commercial, and social purposes. In addition, the Solana Foundation plays a supporting role by providing grants, funding, and resources intended to promote ecosystem growth, research, and adoption. Collectively, these participants contribute to the functionality, scalability, and sustainability of the Solana network

The Solana protocol utilizes a hybrid consensus mechanism that combines Proof-of-History (“PoH”) with Proof-of-Stake (“PoS”), which is intended to deliver high throughput, low transaction fees, and rapid confirmation times relative to many other blockchain networks.  Solana tokens (SOL) are the native tokens of the Solana blockchain, used for staking, governance, and transaction fees. Solana tokens are required to pay transaction and smart contract fees, may be staked or delegated to validators to help secure the network and earn protocol rewards, and are widely used across decentralized finance, digital asset, and payment applications built on Solana.

The lifecycle of Solana is defined by three core elements: (i) new issuance through inflationary staking rewards, (ii) ongoing utility-driven demand from applications and users, and (iii) deflationary effects from transaction fee burns and vesting releases. These factors collectively shape the long-term supply and demand dynamics of SOL and reinforce its central role as both a utility token and value-accruing asset within the Solana ecosystem. New tokens are created under an inflationary schedule that began at 8% annually and decreases by 15% each year until it reaches a long-term rate of 1.5%. To offset this growth, the network burns 50% of all transaction fees.  The protocol includes a burn mechanism under which a portion of each transaction fee is permanently removed from circulation, providing a partial offset to inflationary token issuance.  A portion of the Solana tokens were initially allocated to the Solana Foundation, ecosystem contributors, and early investors, subject to multi-year lock-ups and vesting schedules. All of the Company’s current Solana holdings are fully liquid and not subject to contractual lock-ups. However, certain grantrelated allocations and foundation holdings remain subject to staged, multi-year vesting schedules. As of September 10, 2025, Solana.com reported a total supply of approximately 609 million SOL, of which roughly 542 million were circulating and approximately 67 million were non-circulating due to lock-ups, vesting, or other restrictions.  Net supply therefore changes over time based on new issuance, fee burns, and scheduled unlocks. Overall, Solana’s tokenomics combine declining inflation with deflationary burn mechanisms intended to balance validator incentives with long-term supply sustainability.

Our Solana-centric digital asset treasury strategy was adopted by us as part of our broader strategy to enhance our platform with capital efficiency, to diversify treasury management practices, and engage with emerging financial technologies. In addition, the Company may participate selectively in the Solana network through validator node operations and staking activities, which are intended to generate on-chain rewards and incremental yield on its digital asset holdings. The Company’s staking policy is to stake a substantial portion of its Solana holdings (generally between 90% and 100% of the Solana holdings), typically shortly after acquisition, in order to generate protocol rewards and contribute to network security. The Company currently utilizes multiple independent staking providers to diversify counterparty risk and avoid reliance on any single validator. To this end, the Company has recently entered into a partnership with Everstake Validation Services L.L.C. to explore participation in Solana validator operations, and has staked holdings with other providers operated by and through BitGo, including Figment. While the validator initiative remains in the early stages, any future operations are intended to be complementary to the Company's digital asset treasury management strategy and are not expected to represent a core component of the Company's business model.  Under the arrangements with the staking providers, such providers are solely responsible for the technical infrastructure, operation, and associated costs of any validator node. The Company does not operate any validator infrastructure directly and does not incur material capital expenditures in connection with such operations. Staking rewards are shared pursuant to commission terms negotiated with each provider, which generally provide for lower commission rates as the staked amounts increase.  Accordingly, the Company does not anticipate incurring any material capital expenditures or ongoing operating costs related to such activities.

Our strategy is governed by our digital asset treasury policy adopted by management and reviewed by the Company’s Board of Directors. The policy includes the following material provisions:

•

Eligible Digital Assets: The Company may allocate treasury resources to Solana (SOL), Bitcoin (BTC), and USD Coin (USDC), consistent with the terms of the Note Purchase Agreement. Although all three assets are permissible, the Company currently prioritizes Solana as described above.

•

Acquisition and Custody: Digital assets are acquired through established cryptocurrency exchanges or over-the-counter (OTC) counterparties and are custodied using institutional-grade, multi-signature wallets and custody platforms to ensure the security and integrity of the holdings.

•

Asset Allocation Parameters: The Company’s policy includes defined exposure limits. We will not purchase Solana tokens that would result in any violation of any fiduciary obligations of our board of directors or that would result in us becoming insolvent. Additionally, under the Note Purchase Agreement, 80% of the net proceeds from each tranche are required to be deposited into a lender-controlled account and used to purchase digital assets, including SOL, BTC, or USDC.

•

Liquidity and Monetization: Although the strategy is primarily intended for long-term holding, the Company may monetize or rebalance its digital asset portfolio from time to time to meet liquidity needs, manage risk, or support operational or strategic initiatives. All such actions are subject to management review and, where appropriate, board oversight.

 Our adoption of a digital asset treasury strategy is not expected to materially alter our day-to-day operations, which remain focused on delivering high-quality, live, interactive online courses. The strategy is designed to supplement the Company’s capital allocation framework by integrating a forward-looking, technology-driven approach to treasury management. Over time, participation in blockchain ecosystems such as Solana may offer strategic advantages for product development and global expansion.

The Company has engaged the following third-party advisors and service providers in connection with its digital asset treasury strategy:

•

BitGo Trust Company, Inc. serves as the Company’s qualified custodian, staking provider and trading counterparty for digital asset transactions. Material terms of the arrangement include: no transaction fees for digital asset trades, staking service fees ranging from 4% to 6% of staking rewards, and a digital asset storage fee of approximately 1 basis point (0.01%) of assets under custody annually. BitGo Trust uses a multi-signature, three-key system, with user keys stored offline by the Company’s Chief Executive Officer and Chief Financial Officer, the platform key secured by BitGo in a hardware security module, and a separate offline backup key retained for recovery. All assets, including Solana, are maintained in segregated wallets with unique on-chain addresses and are not commingled. All keys and devices are stored in the United States. BitGo provides custodial insurance for digital assets under custody. The Company may verify holdings and staking via public blockchain explorers.

•

Chaince Securities LLC acts as the Company’s digital asset strategic advisor. In consideration for its services, the Company issued to Chaince 2,000 shares of Common Stock. Chaince’s role includes advising on the structuring and deployment of the Company’s digital asset treasury strategy, assisting in the design, operation, and optimization of SOL validator nodes to maximize staking rewards, providing risk management oversight and implementing industry best practices for digital asset portfolio management and evaluating and advising on strategic alternatives, partnerships, and growth opportunities within the digital asset and blockchain ecosystem.

6

•

SOL Collateral Management LLC serves as the collateral agent with respect to the Company’s digital asset collateral under the Note Purchase Agreement. There are no additional compensation arrangements with this party. SOL Collateral Management LLC is an affiliate of the purchaser of the Notes pursuant to the Note Purchase Agreement.

•

Everstake Validation Services L.L.C. has been engaged to explore participation in Solana validator operations. Under the terms of the partnership, Everstake Validation Services will be solely responsible for the technical infrastructure, operation, and associated costs of any validator node.

As of December 31, 2025, the Company has acquired 58,601 SOL tokens at an aggregate purchase price of approximately $7.3 million.

As of December 31, 2025, the Company has staked all of its Solana holdings across multiple independent providers under arrangements that entitle the Company to a percentage of staking rewards, net of commissions payable to each provider as follows:

•

BitGo-operated validator: Approximately 23,200 SOL are staked, generating rewards at an annualized gross rate of approximately 8%. The Company is entitled to receive the full amount of such rewards, net of BitGo’s standard commission, which is currently 4%.

•

Figment: Approximately 28,300 SOL are staked, generating rewards at an annualized gross rate of approximately 8%. The Company is entitled to receive the full amount of such rewards, net of Figment’s standard commission, which is currently 6%.

•

Everstake: Approximately 7,100 SOL are staked. Pursuant to the Company’s arrangement with Everstake, the Company expects to be entitled to staking rewards at an annualized gross rate of approximately 8%. Commission payable to Everstake is structured on a sliding scale: initially 97% of the total rewards, decreasing to 20% as the amount of staked tokens increases.

Course Offerings

We offer a diverse array of course options to meet the varied educational needs of students from middle school through high school.

•

Academic Tutoring Subjects: Our academic tutoring courses are closely aligned with the U.S. school curriculum, ensuring that students receive support that complements their regular schoolwork. We offer tutoring in core subject areas including English Language Arts, Math, and Science. Each subject area includes multiple levels of tutoring to cater to students with different academic capabilities and needs, from foundational understanding to advanced problem-solving.

•

After-school Enrichment Program: To broaden students' educational experience beyond traditional subjects, we provide a wide range of afterschool enrichment courses. These courses are designed to cultivate interests and skills in both niche and popular areas. Students can engage in activities such as chess, which enhances strategic thinking; coding, which builds foundational tech skills; and music lessons like guitar. Additionally, we offer courses in Lego construction, which fosters creativity and engineering skills, as well as foreign languages including Chinese, French, and Spanish, enhancing cultural awareness and communication skills.

•

Competition and Examination Preparation: Recognizing the importance of competitive and examination success in academic careers, Class Over introduced specialized courses in 2022 to prepare students for various competitions and examinations. These preparation courses are tailored to help students excel in specific contests such as the AMC Math Competition, where problem-solving and mathematical reasoning are crucial; Debate Championships, which enhance argumentative skills and critical thinking; and the Math Kangaroo Olympiad, known for its unique problem sets that challenge students' understanding of mathematical concepts. These courses aim to equip students with the necessary skills and confidence to perform excellently in competitive environments.

 Teaching Methodology and Course Design

 Classover’s TALENT Teaching Method

We employ the proprietary "TALENT" teaching method, developed by our research team to align with and enhance the U.S. educational system, specifically for the developmental stages of young learners. This method systematically incorporates all six cognitive domains of Bloom's Taxonomy—remembering, understanding, applying, analyzing, evaluating, and creating—across six key developmental aspects:

•	Task-Based: This component integrates practical applications with theoretical knowledge, aiming to deepen students' understanding and ability to apply concepts through practical, hands-on experiences.

•

Academy: The curriculum is designed in accordance with the Common Core State Standards to ensure alignment with national academic benchmarks, preparing students for subsequent educational requirements and professional settings.

•	Logical: This stage emphasizes the development of logical and critical thinking capabilities through structured training, essential for solving complex problems and making informed decisions.

•	Evaluate: Continuous assessment mechanisms are utilized to monitor student progress, with personalized feedback provided to adapt teaching methods to individual learning needs.

•

Numerical: A focus on mathematics and logic within the STEM fields (science, technology, engineering and mathematics) prepares students for advanced academic and professional pursuits in technology and engineering sectors.

•

Target: This final aspect aims to enhance students' academic profiles and success in accessing higher educational opportunities and competitive environments, focusing on comprehensive skill development.

 The TALENT teaching method is structured to foster comprehensive cognitive development and academic achievement, preparing students effectively for higher education and professional success.

Classover Learning Experience

We primarily deliver our educational services through online real-time interactive private tutoring and small group sessions. This format is designed to provide a personalized and engaging learning environment, where each student's individual needs and learning pace are accommodated. Our use of proprietary technology enables real-time interaction between students and educators, which is crucial for effective learning and immediate feedback. This method allows us to tailor educational content and pacing specifically to the abilities and progress of each student, fostering a highly personalized learning experience.

Additionally, our small group sessions encourage a collaborative and interactive learning atmosphere. These sessions are structured to promote peer interaction, which enhances the learning process by incorporating diverse perspectives and collective problem-solving. The small group format ensures that each student receives adequate attention and support from instructors, which is essential for effective learning and academic growth. This approach not only helps in maintaining high engagement levels among students but also builds a community of learners who can grow together.

In addition to our primary online offerings, we have initiated pilot programs aimed at expanding our educational delivery methods. These programs involve partnerships with local learning centers, allowing us to blend our advanced online instructional capabilities with in-person class experiences. Through this hybrid model, local centers utilize our technology and remote teachers to offer a wide range of subjects. This approach not only broadens our reach but also provides students with the benefits of direct interaction and personalized instruction in a classroom setting.

This expansion into hybrid educational models represents our commitment to innovation in educational delivery. By combining the strengths of online and in-person learning, we aim to enhance accessibility and adaptability, ensuring that students have the opportunity to benefit from high-quality education in a format that best suits their learning preferences and situational needs.

Technology and Platform

Our proprietary teaching and learning platform is integral to our operational strategy, designed to ensure high levels of customer satisfaction and sustain strong relationships. Developed and continually refined by our team, this platform adapts to the evolving demands of the educational landscape through user feedback and the application of advanced big data analytics and AI technologies. These technologies are crucial for enhancing our educational offerings and the overall learning experience, enabling continuous improvement and optimization by analyzing detailed data on user interactions and performance.

The platform's robust functionality supports a range of critical educational activities. It allows students to schedule classes conveniently, aligning their learning with personal schedules and pacing. This flexibility is essential for accommodating diverse learning styles and commitments. For parents, the platform offers detailed progress tracking tools, providing visibility into their child's educational development and enabling more informed support and engagement in the learning process. Educators benefit from the platform’s analytics capabilities, which provide insights into student performance and engagement levels, assisting in the customization of teaching approaches to better meet the needs of individuals and groups.

Moreover, the platform enhances the user experience by offering exclusive benefits accessible through the app, such as personalized learning resources and interactive tools that improve engagement and educational outcomes. Integrating these functionalities with big data analytics and AI, the Classover app not only facilitates essential educational activities but also continually evolves to create a more effective, connected, and dynamic learning environment. This strategic use of technology underscores our commitment to delivering a high-quality, adaptive educational experience that meets the expectations of students, parents, and educators in today's digital-first world.

The continual collection and analysis of big data, augmented by AI, enable us to refine and enhance our educational services systematically. By identifying trends and preferences, we can make targeted improvements that directly address the needs of our students and educators. This ongoing enhancement process ensures that our platform's features, such as class scheduling, progress tracking, and access to exclusive benefits, not only remain useful but also evolve to better serve our users. Our strategic application of technology and data is a testament to our dedication to delivering a superior and adaptive educational experience, aligned with the high standards expected by our stakeholders in the current digital landscape.

AI Infrastructure and Intelligent Systems

We are developing an integrated AI infrastructure that underpins both our educational delivery and operational workflows. This infrastructure consists of three primary layers:

AI Learning Layer: Our AI-powered tutoring systems support real-time instruction, adaptive feedback, and personalized learning pathways for students across all subjects. These systems are designed to augment instructors and improve learning outcomes through data-driven insights.

Persistent Data Layer (“Learning Genome”): We maintain a continuously evolving dataset of student learning behaviors, performance metrics, and engagement patterns. This longitudinal data enables more accurate personalization, predictive modeling, and curriculum optimization over time.

Operational AI Layer (Workflow Automation): Our internal systems leverage AI to automate and enhance operational workflows, including customer support, scheduling, and parent engagement. These systems are designed to improve efficiency, reduce manual intervention, and support scalable growth.

Together, these components form a unified AI-driven platform that enables us to deliver high-quality education at scale while continuously improving both user experience and operational performance.

AI Robotics Integration

In December 2025, we launched an AI robotics initiative aimed at integrating physical robotic systems into our educational platform. These systems are designed to function as interactive learning companions and instructional aids, enhancing student engagement through a combination of software intelligence and physical interaction.

Our long-term strategy is to combine AI-driven educational content with robotics-enabled delivery mechanisms, creating a hybrid learning environment that bridges digital and physical education experiences.

Our Target Learners

We serve a diverse range of students across the entire K-12 learning lifecycle, offering a comprehensive and high-quality educational experience tailored to meet a variety of needs and aspirations. Our platform caters to students who are proactive about enhancing their academic performance; many of these learners utilize our resources to advance their understanding of key academic concepts, get ahead in their studies, and ultimately achieve higher academic success. This group of students often seeks to deepen their knowledge in core subjects and excel beyond the standard curriculum offered in traditional school settings.

Additionally, we are an invaluable resource for students who are experiencing academic challenges. For these learners, our platform offers specialized support designed to address areas of underperformance and equip them with the necessary tools to catch up and excel. Through personalized tutoring and targeted learning plans, we help these students overcome their difficulties, restore their confidence, and foster a positive and productive learning experience. This remedial support is crucial for ensuring that all students have the opportunity to succeed and meet their educational goals.

Beyond academic improvement and remediation, our courses also appeal to students interested in enrichment and personal development. Our diverse course offerings allow students to explore new areas of interest and develop essential skills that are increasingly important in the modern world, such as coding, public speaking, and creative writing. For students preparing for academic tests and competitions, our platform provides rigorous preparation materials and coaching, helping them maximize their performance and stand out in competitive environments.

Moreover, we place a strong emphasis on enrichment and exploration, with courses designed to stimulate curiosity and foster a deeper understanding of the world. Whether it’s engaging in the arts, exploring scientific concepts, or mastering a new language, these courses cater to learners aged 6 to 18 and are accessible not just in the U.S. but also to a growing number of international students. This holistic approach not only complements students’ academic pursuits but also contributes to their all-around development, preparing them for a well-rounded and fulfilling future.

The Benefits We Offer to Learners

We are committed to establishing a reliable and trustworthy learning environment, constantly striving to exceed learner expectations and strengthen our brand. This commitment is grounded in our dedication to providing an exceptional educational experience, which is reflected in the high satisfaction rates reported by our users. Our platform incorporates advanced features such as multi-way video, collaborative workspaces, and integrated personalization tools, all designed to enhance the learning process. These features support the development of personalized learning paths for each student, ensuring a tailored educational experience that optimizes learning outcomes.

Our educational offerings are extensive, covering a broad spectrum of subjects that range from core academic disciplines to interest-based enrichment programs. This diversity allows us to cater to a wide array of learning preferences and educational needs, making our platform a comprehensive solution for students across various learning levels. The availability of such a wide range of courses under one platform significantly contributes to our mission of providing inclusive and adaptable educational options that accommodate the unique interests and goals of every student.

Accessibility and affordability are cornerstone features of our service. Our platform enables students to access learning resources and connect with instructors from any device, offering the flexibility to learn from anywhere and at any time. This level of accessibility, combined with our flexible scheduling options and private tutoring services, empowers learners to customize their educational experiences to fit their individual schedules and learning styles. Moreover, our pricing models are designed to provide substantial value, offering a cost-effective alternative to traditional offline learning methods. This strategic pricing ensures that quality education is affordable and accessible to a broader demographic, supporting our goal of democratizing education globally.

Social Responsibility and Impact

We are deeply committed to social responsibility, striving to make a significant positive impact on global education through our various initiatives and partnerships. We actively engage in activities that enhance the lives of young learners around the world, embodying our dedication to shaping a brighter future for all children.

One of our key partnerships is with Keep a Child Alive, a charity focused on providing life-saving anti-retroviral treatments and support services to children and families affected by HIV in Africa and India. However, our collaboration goes beyond healthcare; we also work to ensure these children receive the educational support they need to not just survive but thrive. Our involvement with Keep a Child Alive has enabled us to participate in numerous activities across Africa, significantly enhancing educational resources for children and enriching their learning environments.

Locally, our efforts are no less impactful. We donate courses to regions with limited access to quality education, ensuring that children from all socioeconomic backgrounds have the opportunity to learn and succeed. This initiative is a vital part of our mission to democratize education and bridge the educational divide, providing free access to our courses and empowering students with essential knowledge and skills for their development.

Our international initiatives continue to expand, particularly with our recent focus on supporting Afghan refugee children. In partnership with multiple nonprofit groups, we have set up a program specifically tailored to the educational needs of over 100 Afghan refugee children, enabling them to participate in remote learning. This initiative helps them overcome the barriers that conflict and instability in their home country create, providing them with a chance to continue their education.

This commitment to offering safe and accessible education to Afghan children reflects our broader strategy to ensure every child has the opportunity to pursue academic and personal success. Our remote learning programs are comprehensive, designed to meet the unique challenges these children face, ensuring that education remains a stable, unifying force in their lives.

Through these varied initiatives, we exemplify the essence of corporate social responsibility. Whether it’s improving educational outcomes in Africa, supporting local communities, or addressing the specific needs of Afghan refugee children, we remain dedicated to our mission of fostering educational equality and enriching the lives of children globally. Our efforts not only change individual lives but also contribute significantly to the broader goal of creating a more educated and equitable world.

Classover's Commitment and Dedication to Empowering Educators in the U.S. Education Market

We are deeply committed to fostering job opportunities and empowering educators within the U.S. education market. As a technological education platform, we recognize the pivotal role that educators play in shaping the future of education. Our dedication to supporting job opportunities stems from our belief in the importance of providing fair compensation, professional development, and a supportive community for teachers across the nation.

We prioritize transparency and inclusivity in our hiring processes, actively seeking out highly qualified educators from diverse backgrounds to join our team. Through our platform, teachers have the flexibility to create personalized learning experiences for students while receiving competitive compensation based on their expertise and teaching hours. Additionally, we provide ongoing training and resources to help educators refine their skills and stay abreast of the latest trends in online education. By investing in our educators, we aim to not only enhance the quality of education provided to students but also contribute to the growth and prosperity of the education workforce in the U.S.

Effect of Existing or Probable Governmental Regulations on Our Business

We operate within the educational technology sector, which is subject to a range of existing and potential governmental regulations that could impact our business. These regulations pertain to data privacy, online education standards, labor laws, and other relevant areas:

•

Data Privacy and Security Regulations: As a provider of online educational services, we collect and process significant amounts of personal data from students and their families. We are subject to strict data privacy laws such as the Children's Online Privacy Protection Act (COPPA) in the United States and the General Data Protection Regulation (GDPR) in the European Union. Compliance with these regulations requires robust data protection measures, and any changes or breaches could result in significant fines and damage to our reputation.

•

Online Education Standards: Various state and federal agencies regulate the quality and delivery of online education. Regulations may include accreditation requirements, curriculum standards, and teacher qualifications. Compliance with these standards ensures the credibility of our programs but may also impose operational constraints and additional costs.

11

•

Labor Laws and Independent Contractor Regulations: We employ a large number of educators as independent contractors. Changes in labor laws, such as those redefining the classification of independent contractors versus employees, could impact our business model. Compliance with new regulations may require adjustments to our hiring practices, compensation structures, and benefits offerings, potentially increasing operational costs.

•

Regulations on Educational Content: Governments may impose restrictions on the content that can be taught in schools and online educational platforms. These regulations could affect our curriculum and course offerings, requiring us to modify or eliminate certain programs to comply with legal standards.

•

International Regulations: As we serve students from many international countries, we must navigate the educational and business regulations of multiple jurisdictions. This includes varying requirements for data protection, consumer protection laws, and educational content standards. Keeping abreast of and complying with these diverse regulations can be complex and resource-intensive.

•

Future Legislation and Policy Changes: The regulatory environment for online education is continually evolving. Future legislation or policy changes could impose new compliance requirements or restrictions that may affect our operations. Staying informed and adaptable to these changes is crucial for maintaining our competitive edge and ensuring uninterrupted service delivery.

Overall, compliance with existing governmental regulations is essential for our operations, and vigilance in monitoring and adapting to probable regulatory changes will be critical to our ongoing success and growth in the educational technology sector.

Industry Background

 The education sector is experiencing substantial transformations influenced by technological advancements and shifts in consumer behavior. The online education segment, especially within the K-12 scope, has exhibited significant growth. This expansion reflects the increasing acceptance of digital learning solutions that provide convenience, adaptability, and a comprehensive educational experience, transcending geographical limitations.

Despite the increasing demand, meeting the escalating need for after-school tutoring and enrichment programs poses a challenge due to limited supply, attributable to the following factors:

•

Shortage of Qualified Instructors: There is a significant challenge in finding enough qualified educators to meet the rising demand for specialized after-school tutoring and enrichment programs. Qualified instructors who are proficient in specialized subjects and have the necessary skills to engage and motivate students are often in short supply, particularly in more specialized or advanced topics.

•

Geographical Limitations: In-person after-school tutoring and enrichment programs often faces significant geographical limitations. Many regions, particularly those that are rural or less economically developed, lack local educational facilities that offer such specialized programs. This scarcity results in unequal access based primarily on where students live, denying many the opportunity to participate in these beneficial educational experiences. Even in urban areas, the concentration of programs in certain neighborhoods rather than a widespread distribution can hinder access for students who cannot travel far from their homes. This geographic disparity necessitates either transportation solutions or the establishment of more localized programs to ensure broader accessibility.

•

High Operational Costs: Running after-school programs can be expensive, especially when considering the costs associated with securing physical spaces, maintaining facilities, and providing necessary resources and materials. These costs can make it difficult to scale these programs to meet increasing demand without significant investments.

•

Affordability: Affordability challenges in high-quality after-school tutoring and enrichment programs primarily arise from high tuition costs and a lack of adequate public or private funding. These challenges are compounded by additional expenses, including the cost of materials, specialized equipment, and transportation. This is particularly problematic for in-person sessions in regions with inadequate public transit options, making these programs less accessible to those who could benefit from them the most.

•

Inflexible Scheduling: The rigid scheduling of many after-school programs can also be a barrier. Parents and students with demanding or unconventional schedules may find it difficult to participate in programs that do not offer flexible timing options, thus limiting the reach and effectiveness of these programs.

To summarize, the demand for K-12 tutoring and after-school programs currently exceeds the available supply due to several critical factors. There is a notable shortage of qualified instructors, coupled with significant geographical limitations that affect the distribution of offline programs. Additionally, the high costs associated with running these programs and the financial burden on participants pose considerable challenges. These issues collectively contribute to the inability to meet the rising demand for educational services, leading to a gap in the availability and accessibility of quality tutoring and enrichment opportunities for students across various regions. This demand-supply mismatch presents a significant opportunity for our services to fill the gap.

Impact of the COVID-19 Pandemic on Education

The COVID-19 pandemic has had a profound impact on the K-12 education sector, particularly accelerating the adoption of online learning and significantly affecting tutoring and after-school programs. During the peak of the pandemic, approximately 1.2 billion children worldwide were displaced from traditional classroom settings, as reported by a 2020 World Economic Forum study. This unprecedented situation necessitated a rapid transition to e-learning platforms, which not only enabled the continuation of education during lockdowns but also drove significant growth in the online tutoring market. According to a Grand View Research report, the global online tutoring market, which was valued at approximately $10.42 billion in 2024, is expected to grow at a compound annual growth rate (CAGR) of 14.5% from 2025 to 2030, fueled by a critical need for supplemental education.

Classover’s Solution — A Comprehensive After-School Tutoring and Enrichment Program Platform

We have developed a cross-platform, multi-format online learning technology service platform that caters to the diverse needs of K-12 students. This comprehensive platform provides one-stop educational services, offering private 1-on-1 tutoring, small group classes, and specialty test and competition preparation programs, all delivered utilizing our proprietary technology.

Private Tutoring

In our private tutoring offerings, learners receive a fully personalized educational experience. Sessions are typically structured in 30-minute or 60-minute formats, designed to replicate and enhance the traditional in-person learning experience. This model allows learners to access highly qualified tutors from any location—whether at home, while traveling, or even during vacation—ensuring consistent educational engagement regardless of physical location.

Small Group Class Sessions

Our small group classes are structured to group students by similar age and learning needs, facilitating a tailored and interactive learning environment. These live lessons cover a range of subjects including academic tutoring, enrichment programs, foreign languages, competition preparation, and professional certification. Adaptive assessments are utilized to gauge each learner’s proficiency level before placement, ensuring an optimized and personalized class experience. Classes are led by experts with extensive tutoring and teaching backgrounds, providing a cost-effective yet high-quality educational solution.

Specialty Test and Competition Preparation Programs

Our specialty programs leverage our TALENT teaching methodology, which is geared towards result-oriented training. These programs are designed for learners aiming to excel in specialty tests, such as the SAT, or in academic competitions, such as the Math Kangaroo Competition. The emphasis is on equipping students with the skills and knowledge required to achieve high performance in these challenging environments, enhancing their academic profile and competitive edge in the educational landscape.

Through these diverse offerings, we address significant market opportunities by combining advanced technology with effective teaching methods to provide a scalable, flexible, and comprehensive educational service tailored to the needs of today’s learners.

Classover Learning App Overview

The Classover Learning App is engineered to enrich the online learning experience by incorporating a suite of interactive features, including multi-way video, collaborative workspaces, and session recording capabilities. These features foster a dynamic and engaging environment that allows students to track their academic progress, receive personalized learning recommendations, and engage in a supportive educational community. With the integration of the latest advancements in learning science, the app offers adaptive assessments and customized recommendations, meeting the growing demand for educational tools that enable students to manage their own learning effectively.

The development and functionality of the Classover Learning App significantly rely on third-party technology platforms and service providers. Specifically, the app utilizes a third-party streaming service and a video recording storage provider via Application Programing Interface (API) to enable live audio and video multi-way streaming services. This integration is essential for maintaining the high-quality, real-time interactions that are a cornerstone of our educational experience. However, we have not entered into any long-term agreements with these third-party providers. All technology service agreements are usage-based with monthly billings, ensuring flexibility and no long-term obligations.

Available through both web and mobile platforms, the Classover Live Learning app enhances connectivity among students and educators, promoting greater flexibility in learning. The mobile application is divided into two distinct components: “Classover Parent” and “Classover Student,” both accessible on iOS and Android devices. These applications boast a clean and user-friendly interface, providing straightforward access to a wide range of courses and educational content. Teachers can also utilize our web application to organize their teaching schedules, manage course materials, and conduct live teaching sessions with individuals or groups, further improving educational delivery.

The Classover App seamlessly integrates the functionalities of both the parent and student apps to provide a comprehensive educational platform. This platform is designed to support personalized learning experiences tailored to students at different stages of their educational journey. By leveraging advanced data analytics and AI, we continuously optimize course content, align educational resources, and adjust course difficulty and pacing based on individual student performance. Moreover, our platform’s virtual classroom and online learning community facilitate real-time interactions between students and teachers worldwide, enabling rich exchanges of ideas and discussions on various educational topics.

Classover Parent App

The Classover Parent app is specifically designed to facilitate parental involvement in their child’s education. It offers a platform for managing class schedules and interacting with course content. The app enables parents to monitor their child’s academic progress, receive notifications, and communicate directly with educators, thereby supporting a collaborative learning environment.

Classover Parent APP–- Course Scheduling

Course Browsing by Subject and Level:

The Classover Parent App offers a comprehensive catalog of courses, allowing parents to easily browse available classes based on subjects and levels that fit their child’s schedule.

Classover Parent APP–- One-Click Course Registration
One-Tap Course Enrollment: After choosing the desired course and time, parents can confirm their selection with a single tap, making the registration process hassle-free.

Classover Parent APP–- Examination preparation
Examination Preparation and Coaching: Showcases other coaching and examination preparation courses to give children an edge in academic competitions.

16

Classover Parent APP–- Sharing and Referral Bonuses
Referral Incentives and Social Sharing: Promote sharing and referrals by users to earn credit by sharing their learning experience on social media with an easy one-click process.

Classover Student App

The Classover Student app offers an intuitive and engaging interface for students to access our comprehensive suite of educational content. Through this app, students can attend live online classes, interact with their peers and instructors, and explore a wide range of educational resources. The app’s clear and functional design ensures a personalized learning experience, accommodating the diverse needs of students across various subjects and age groups.

Classover Student App–- Live classes

Live Interactive Learning Session

Students connect with teacher live in our app at scheduled class times. During the lesson, teachers can showcase a diverse range of teaching materials and examples through screen sharing to enable a more intuitive delivery of course content. Students engage in real-time communication with teachers, ask questions, share ideas and receive immediate feedback and guidance. A virtual whiteboard function allows teachers to write, draw and utilize other forms of auxiliary tools to enhance interaction and learning efficiency.

Classover Student App–- Live classes

Classover Student App–- Course Overview

Class Schedule Management: Students can view their upcoming and past classes through a clear and functional interface.

Classover Student App–- Teacher Feedback

Teacher Ratings and Feedback:

After each class, students have the opportunity to rate their teachers, which helps us maintain high teaching standards and allows us to continuously improve the quality of education provided.

Our Strengths

Our proprietary educational technology platforms, accessible online via web or mobile, facilitate live, interactive lessons between students around the globe and teachers mostly based in the United States, available on demand. These platforms and our operational strategies are continually enhanced through direct feedback from students and teachers, along with comprehensive data analytics.

Our business model, emphasizing scalability, leverages a shared economy framework to organize a robust network of U.S.-based teachers. This model supports a flexible teaching schedule, allowing teachers to select optimal lesson times and locations while compensating them based on the quantity of lessons conducted. We have cultivated considerable expertise in key operational domains including teacher recruitment and training, curriculum development, and the execution of sales, marketing, and student support initiatives.

Competitive Strengths

We believe our competitive advantages include:

•	A unified AI-driven platform that integrates instruction, data, and operations

•	A scalable, asset-light teaching model supported by technology

•	A growing dataset of student learning behaviors that enhances personalization over time

•	The ability to continuously improve both educational outcomes and operational efficiency through AI

•	The integration of AI-powered robotics to enhance interactive learning experiences and bridge digital and physical education environments

Proprietary Curriculum and Teaching Method

Our offerings differ from the prevalent exam-oriented rote learning approach. Instead of simply centering on standardized tests, we focus on the cultivation of critical learning capabilities and habits as we aim to enable a student to pursue and understand the underlying logics and patterns behind each knowledge area and resolve complex problems creatively. In addition, we endeavor to deliver an engaging, interactive and personalized learning experience to give our students not only concrete knowledge they need to succeed academically in schools, but also develop valuable skills and capabilities that will benefit them throughout their lives.

Affordable Small Group Interactive Classes

At the core of our educational approach is the belief that small, interactive online classes are the most effective way to engage students and provide a personalized, foundational learning experience. Our emphasis on technology-driven innovations and pedagogical research informs our development of immersive courseware designed to enliven abstract concepts and foster student curiosity. We utilize advanced technologies to enhance student-to-student interactions and have implemented a sophisticated algorithm to assemble small groups of students. This algorithm matches students based on age, background, subject interest, and proficiency level, enabling highly personalized education at an affordable cost.

To effectively scale our small-class model, we have navigated numerous operational challenges and addressed critical barriers. Our proven ability to recruit, train, and retain qualified teachers ensures the consistent high quality of our courses. We have also developed advanced systems and algorithms to efficiently schedule classes for numerous students and teachers, tailoring them to individual needs and availability. This approach not only maximizes class attendance but also optimizes teacher utilization, boosting our operational efficiency. Our focused R&D efforts, extensive operational expertise, and deep insights gleaned from learning data are vital to our competitive edge and ability to offer cost-effective educational solutions.

Innovative highly scalable technology platform purpose-built for online learning.

We have developed a proprietary technology platform specifically designed for online learning, constructed from the ground up to revolutionize the educational landscape. Our platform is engineered to rapidly scale, accommodating large volumes of users and seamlessly integrating new learning formats and subject areas. This scalability allows us to expand our service offerings and reach without substantial increases in capital expenditures.

The design and architecture of our platform emphasize flexibility and efficiency, enabling us to respond swiftly to changes in educational demand and market dynamics. The platform's robust infrastructure supports a wide range of interactive and adaptive learning experiences, making it possible to introduce innovative educational products and services rapidly.

We believe that our investment in this technology platform is a core strength of our business, positioning us to capitalize on the growing demand for online education while maintaining a competitive edge in a rapidly evolving industry. Our ability to scale effectively is anticipated to drive continued growth and expand our market presence, all while keeping capital expenditures at a manageable level.

Strong Unit Economics with Low Acquisition Costs

Our revenue model is driven by our learners' purchase of paid online sessions, encompassing both individual and group classes. Unique to our approach is the profitability achieved from the initial package purchased by our customers, setting us apart from some other direct to consumer business models which typically require substantial customer retention to reach profitability. Our strategic use of referral marketing significantly lowers user acquisition costs, enhancing our profitability early in the customer lifecycle.

Additionally, our platform offers a variety of learning formats, including adaptive self-study options, which encourage both free and paid engagements. This not only increases the consumption of our educational resources but also substantially enhances the lifetime value of our users. Through effective referral incentives and a diverse range of educational products, we maintain a strong and profitable economic model from the outset.

Sustained Customer Retention

One of our defining strengths is its exceptional customer retention rates, which we believe stem from its commitment to delivering a personalized and engaging learning experience. Among those paid subscribers who completed their purchased usage in 2023, 54.5% made a subsequent repeat purchase. Additionally, our ability to maintain a high level of satisfaction among our students and their parents is evident from the student reviews and ratings. After each lesson session, students can review and rate their experience in our app, and we have received an average rating of 4.76 out of 5 from 24,902 ratings during 2023. By leveraging advanced analytics and customized content, we look to ensure that each learner's journey is tailored to their individual needs and learning styles, which significantly enhances satisfaction and educational outcomes. The platform's intuitive design and the high quality of instruction further contribute to its appeal, encouraging sustained engagement. Our strategic focus on maintaining a robust customer relationship through continuous interaction and feedback also fosters a sense of community and loyalty among users. This relentless emphasis on customer satisfaction not only strengthens retention but also drives organic growth through positive word-of-mouth and referrals.

Advanced Data Analytics

We leverage our direct-to-consumer online model to amass a robust dataset, enhancing the learning journey for our customers and establishing a competitive advantage driven by data. Through the strategic application of intelligent data analytics and process automation, we efficiently identify and validate expert instructors, ensuring a consistently high standard of instruction delivered at scale.

As our platform expands, the value of our data assets grows, allowing us to continually refine and personalize the learning experience based on a burgeoning dataset of user interactions. Our educational content is meticulously organized into modules that group together course sessions requiring similar cognitive skills and methodologies, fostering a comprehensive understanding of subjects rather than fragmented knowledge acquisition.

In our commitment to making learning both engaging and enriching, we provide a diverse range of instructional materials, including graphics, developmental puzzles, and interactive games. Furthermore, our content not only imparts factual knowledge but also delves into the underlying principles and patterns, nurturing intellectual curiosity and honing advanced problem-solving abilities. This holistic approach to content creation and data utilization significantly elevates learning outcomes and enhances customer retention.

Our Business Strategies

The market for foundational learning services is fast-growing, and we believe we’re still in the early stages of capturing this tremendous opportunity. We plan on executing the following strategies to further our leading position in this market:

Continue to Invest in Our Pedagogy, Courseware and Educational Content

We are committed to continuous investment in our core competencies which include content development, courseware design, and pedagogical research. These areas are fundamental to our mission of providing top-tier educational experiences. Our commitment is reinforced by our strategic use of learning data, which is continuously analyzed to inform enhancements in our educational offerings. This includes the development of interactive courseware and the integration of physical learning kits, which are designed to bridge the gap between digital and hands-on learning. By continuously refining our educational materials, we aim to not only meet but exceed the evolving educational standards and expectations.

These investments are crucial as they enable us to maintain a competitive edge by staying at the forefront of educational innovation. Our focus on enhancing the interactivity and personalization of our learning experiences ensures that we can offer more compelling and effective educational outcomes than our competitors. This strategic approach not only enhances our current offerings but also positions us well for future growth and expansion in the global education market. By prioritizing these key areas of development, we are better equipped to adapt to changes in educational demand and technology, ensuring long-term sustainability and success.

Expand and Diversify Our Course Offerings

As part of our strategic initiatives to enhance educational access and diversity, we are committed to enriching our course offerings across a broader spectrum of subjects, age groups, and delivery formats, while steadfastly adhering to our student-centric educational philosophy. Initially focused on mathematical thinking, we have successfully broadened our curriculum to include language and science courses. We are actively planning to introduce additional subjects to meet the evolving educational demands of our learners. To support this expansion, we are significantly investing in our content development team by recruiting top-tier educational experts and further developing our proprietary pedagogical approaches tailored to new subjects.

Moreover, our strategy includes exploring innovative course delivery formats to better accommodate the changing preferences and circumstances of our students. This exploration could encompass hybrid models that blend online and in-person learning, asynchronous courses to provide greater flexibility, and enhanced interactive platforms that support real-time collaboration and feedback. Through these efforts, we intend not only to expand our educational offerings but also to enhance the overall effectiveness and appeal of our courses. This dual focus on diversification and innovation is designed to position us as a leader in educational innovation and accessibility, ensuring we continue to deliver exceptional value and outcomes to our students and maintain our competitive edge in the industry.

Strategic Focus on Customer Retention

Our strategy places a strong emphasis on customer retention, which is pivotal for sustained growth and competitive advantage in the educational technology sector. We foster customer loyalty by delivering consistently high-quality, personalized learning experiences, and maintaining regular, meaningful engagement with our users. This includes continuously updating our course offerings to reflect the latest educational trends and ensuring our platform evolves to meet the changing needs of learners. Additionally, we invest in effective customer support and feedback systems to promptly address and resolve user concerns, thereby enhancing overall satisfaction and trust in our services.

These retention efforts are supported by rigorous analysis of user behavior and feedback, which guide our strategies for content updates, platform enhancements, and customer interaction. By keeping our users engaged and satisfied, we not only encourage ongoing participation but also ensure they see continual value in our offerings. This approach reduces churn and increases the lifetime value of each customer, creating a stable and predictable revenue stream that is crucial for long-term profitability.

Referral and Word-of-Mouth Marketing Enhanced by Influencer Partnerships

We are committed to expanding our user base through an active referral and word-of-mouth marketing program. Recognizing the power of personal recommendations, we incentivize our satisfied customers to share their positive experiences with peers. This program is further strengthened by strategic partnerships with key opinion leaders and influencers, including our innovative "SuperMOM" program, which engages influential parents to advocate for our educational products within their networks.

These influencers significantly amplify our message, extending our reach and lending credibility to our campaigns. By synergizing traditional customer referrals with influencer marketing, we achieve a dual benefit: substantially lowering our customer acquisition costs and enhancing conversion rates. The trust and credibility built with our current users, when leveraged through these referrals and endorsements, effectively attract new users and improve the efficiency of our marketing efforts. As we continue to scale, this strategic use of grassroots referrals coupled with high-profile endorsements not only boosts our brand's visibility but also reinforces our reputation as a leader in educational technology, driving robust growth across diverse markets.

Expand Our Student Base

As part of our strategic growth initiatives, we are dedicated to expanding our student base by pursuing international expansion and forming strategic partnerships with local neighborhood learning and daycare centers. Recognizing the global demand for quality education, we aim to extend our reach beyond domestic markets by adapting our educational offerings to meet the diverse needs of international students. This includes localizing content and integrating cultural relevancy into our curriculum. Simultaneously, we plan to collaborate with local learning and daycare centers to tap into community-based networks, enhancing accessibility and visibility of our programs at a grassroots level. These partnerships will not only broaden our demographic reach but also strengthen our local presence, making our educational solutions more accessible and tailored to meet the specific needs of varied communities. This dual approach ensures a comprehensive expansion strategy that leverages both global opportunities and local insights to foster substantial growth in our student base.

Further Invest in Technology and Data Capabilities

Technology remains at the forefront of our strategic initiatives as we aim to solidify and extend our market leadership. To support our growth, we are committed to continuously attracting top talent in technology development and data science. This approach is critical as we plan to enhance our platform’s capabilities, focusing on leveraging the extensive learning data we collect. By applying advanced analytics and expanding our AI capabilities, we aim to refine our algorithms for even better personalization and more effective learning outcomes.

Our commitment to technology innovation is designed to improve not only the personalization but also the standardization and efficiency of our operations and service offerings. We plan to invest in state-of-the-art technologies that streamline our processes, reduce overhead costs, and improve service delivery. This technology-driven strategy ensures that we maintain a competitive edge by offering a superior, seamless educational experience that can scale effectively both domestically and internationally. Our technological advancements will enable us to adapt more quickly to market changes and user demands, driving continuous improvement across all facets of our business.

Enhance Our Brand Recognition and Awareness

Our brand and reputation are fundamental to our success and are key focal points in our ongoing strategy. To further enhance our brand recognition, we are dedicated to refining and expanding our course offerings, ensuring they remain innovative and directly aligned with the evolving needs of students and the education industry at large. By consistently delivering a unique, student-centric learning experience, we aim to differentiate ourselves in the competitive educational technology landscape. This commitment to excellence is designed not only to satisfy our current user base but also to attract new users through the strength of our offerings.

Targeted acquisitions

In line with our strategic goals, we plan to utilize our established brand reputation, extensive industry experience, and the scalable nature of our platform to strategically acquire businesses. These acquisitions are aimed at unlocking new technology capabilities and integrating transformative learning technologies that enrich our educational offerings. By doing so, we aim to drive continuous improvements across our platform, enhancing the quality and effectiveness of the user experience. This approach not only ensures our leadership in educational technology but also supports our mission to deliver superior and innovative learning solutions to our users.

Additionally, we are targeting acquisitions of local traditional learning centers, which present unique opportunities to expand our footprint and directly integrate our advanced technology and curriculum into existing educational frameworks. By modernizing and upgrading these traditional centers, we aim to transform them into state-of-the-art learning facilities that align with contemporary educational demands. This strategy will not only extend our market presence but also allow us to implement our proven educational models in new settings, thereby enhancing the learning experience for a broader audience. Through these efforts, we seek to strengthen our competitive edge, increase accessibility to quality education, and deliver consistent value to our stakeholders.

Our Business Model

Our business model is strategically structured to accommodate diverse customer preferences and optimize financial performance. We offer two principal payment options designed to enhance flexibility and accessibility for our users. The first option allows users to purchase lesson credits in advance, which can be applied to a selection of classes at their discretion. This model is designed to attract users who value flexibility in managing their learning schedules and course selection. The second option is an unlimited lesson attendance pass, ideal for users seeking extensive, regular access to our educational offerings. This pass enables users to attend an unlimited number of classes during the subscription period, promoting frequent engagement and consistent learning.

To address the demand for customized educational solutions, we also provide add-on services for students preferring private, personalized tutoring sessions over standard small group classes. Additionally, we offer premium classes, such as specialized exam preparation courses, which are priced higher due to their intensive nature and the substantial value they deliver to students preparing for critical assessments. These premium and add-on services are integral to our approach to catering to specific educational needs and preferences.

Financially, our model is designed to capitalize on the different benefits of each payment option. The unlimited lesson pass helps increase lesson utilization rates, enhancing the efficiency of our resource deployment and sustaining high user engagement. In contrast, the lesson credit package yields higher margin contributions by securing revenue upfront, thus allowing for more effective management of resources and capacity. This dual approach not only supports our financial stability but also reinforces our ability to expand and adapt in the dynamic educational technology landscape, as outlined in our filings.

Diversified Course Offerings and Revenue Contribution

•

Tutoring: We offer a comprehensive range of tutoring courses tailored to the U.S. school curriculum and includes foreign languages such as Chinese, French, and Spanish. These courses are designed to cater to middle school and high school students, with various levels available in English Language Arts, Math, and Science. The tutoring segment has shown substantial revenue generation, accounting for 68.01% of our total lesson participation in 2022 and 70.96% in 2023, highlighting its significant role in our educational offerings.

•

Afterschool Enrichment Program: Our afterschool enrichment program encompasses a wide array of subjects and activities, from niche interests like chess and coding to more broadly appealing courses such as guitar and Lego. We contract teachers who bring a wealth of industry experience and have achieved notable award and recognition in their fields. This segment contributed 31.44% of our total lesson participation in 2022 and 23.22% in 2023. Based on continuous feedback from parents and students, as well as our ongoing analysis of market trends and demands, we periodically introduce new courses to keep our offerings aligned with learner interests.

•

Competition and Examination Preparation: Introduced in 2022, our competition and examination preparation courses have quickly gained popularity, featuring programs like the AMC Math Competition, Debate Championship, and Math Kangaroo Olympiad. These courses are increasingly contributing to our total lesson participation, representing 0.55% in 2022 and growing to 5.82% in 2023. This growth indicates a strong demand and an expanding market for rigorous academic preparation courses that equip students for competitive and high-stakes environments.

These diverse course offerings are integral to our strategy, providing a balanced approach to education that meets a wide range of student needs and preferences, thereby supporting our revenue growth and market expansion.

Marketing Consulting Revenue

In 2023, we started generating revenue by providing marketing consulting services. This shift is driven by the growing demand for effective student acquisition strategies among local learning centers and educational institutions, which seek to enhance their competitiveness. Marketing consulting services that we provide are designed to support local afterschool and tutoring centers. These services include developing effective student acquisition strategies, optimizing digital marketing efforts, and refining brand positioning and messaging. By leveraging our extensive network of parents and students, along with its expertise in market analysis, digital marketing, and operational efficiency, local centers can improve their outreach, attract new students, and enhance their competitive edge. Currently, we have only one customer for its marketing consulting services, with a one-year term. The Company has not entered into any long-term agreements with this or any other customers.

Our Learning Experience

Our educational courses are delivered live through our proprietary website and mobile application, enabling us to provide a high-quality teaching environment while cost-effectively scaling student enrollment. We primarily offer our classes in small groups, with a maximum of six students per class. This size is strategically chosen to optimize the instructional quality and to enhance the learning experience by fostering higher levels of engagement and personalized interaction with each student.

The flexibility of our online platform allows students to access courses at various times throughout the day, accommodating different schedules and time zones, or to consistently attend the same classes as part of a regular schedule. This flexibility enhances the accessibility and convenience of our educational offerings, making it easier for students to integrate learning into their daily lives.

Furthermore, we provide our educators with comprehensive educational content, empowering them to prepare and instruct effectively. All instructional materials are carefully developed and continually updated by our dedicated course development team to ensure they meet high educational standards and cater to the evolving needs of our students. This meticulous approach to course preparation and delivery is fundamental to maintaining the integrity and effectiveness of our educational model.

Our Students

Our success is fundamentally linked to our profound understanding of our students' unique needs and lifestyles. Our primary demographic comprises students who are deeply engaged in various extracurricular activities and require high-quality tutoring and homework assistance but face logistical constraints that limit their access to traditional physical education settings. These students are drawn to our platform seeking an engaging, interactive learning environment equipped with substantial teacher support and guidance. This comprehension of our students' requirements has been critical in shaping our tailored educational solutions and remains a cornerstone of our operational philosophy.

Since our founding, we have witnessed significant growth in our student base, a clear indicator of our robust brand reputation, effective marketing strategies, and our ongoing efforts to expand and diversify our course offerings. This has allowed us to cater to a wider range of educational needs and preferences. As of December 31, 2025 and 2024, we have 72,850 and 61,387 registered users, respectively. Initially targeting the 4-12 age group, in 2022 we expanded our curriculum to include middle and high school students, extending our age demographic to 4-17 years. Currently, the majority of our students are aged between 5 and 12 years.

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

Our operational reach is global, facilitated by our advanced website and mobile application, allowing us to serve a diverse student body over 20 countries. Our core market remains North America, with U.S.-based students contributing approximately 66.9% of our revenue for 2024, respectively, while international students accounted for approximately 33.1% during the same period. Students from International locations in 2024 include Australia, China, Ecuador, France, Germany, Greece, Hong Kong, Japan, Mexico, Netherlands, New Zealand, Panama, Peru, Singapore, Switzerland, Taiwan, Tanzania, United Arab Emirates, Uzbekistan, and Vietnam. This global footprint not only demonstrates the scalability and appeal of our educational offerings but also positions us strategically for sustained growth and enhanced market penetration in the education sector.

Our Teachers

At the core of our brand and reputation is our commitment to recruiting a team of highly accomplished and experienced educators. Given our online delivery model, the performance of each educator significantly impacts the learning experience of a multitude of students. To manage this effectively, we closely monitor the total number of teaching hours dedicated by our teachers regularly. This oversight helps ensure that we maintain an optimal balance of teacher availability to meet the needs of our expanding student enrollments and provide appropriate teaching assignments that match our teachers' skills and experience levels.

Our teachers, who are primarily engaged as independent contractors, play a crucial role in the delivery of our courses. As of the fiscal years ending December 31, 2024, and December 31, 2025, we had 936 and 1,200 teachers, respectively, contributing to our programs. The compensation for our teachers is based on the number of hours they teach, with variations in fees depending on the specific courses they deliver. Furthermore, we adjust service fees based on performance evaluations, which incorporate student reviews, the number of lessons taught, and the completion of ongoing training. This structured feedback mechanism, facilitated through our Student App, allows students to review and comment on their courses, providing us with valuable insights that inform both teacher development and course improvement efforts. This rigorous approach ensures that our educational offerings are consistently aligned with our high standards and our students' evolving needs.

We enter into formal contracts with our independent contractor teachers, specifying terms such as compensation, obligations, and confidentiality. Teachers are typically compensated at an hourly rate, with payments made monthly. They are responsible for their own expenses, and we do not offer reimbursement. Teachers have control over their schedules within the framework of the minimum required hours set by the Company and are required to pass a background check.

Additionally, these agreements emphasize the independent contractor status of our teachers, making it clear that they are not employees and are responsible for their own taxes. The contracts include indemnification clauses, requiring teachers to protect us from liabilities arising from their actions or breaches of the agreement. Confidentiality provisions ensure that all proprietary information is safeguarded, with teachers obliged to return all such information upon termination. The agreements are typically set for one year with automatic renewals, and either party may terminate the agreement with written notice.

Recruitment, training and support

We use multiple avenues to recruit teachers which include Indeed, Linkedin, Handshake, teacher recommendations, and word of mouth. We review resumes for several key criteria to determine if a candidate will be a good fit, before moving forward to the first interview. We accept teachers from a variety of different backgrounds but prefer at least one year of teaching experience, a bachelor’s degree in a related field, and teacher certification depending on the subject. At the first interview, we ask multiple questions relating to their teaching experience and content knowledge.

Selected candidates go through both a demonstration and a technology test class for our team to evaluate their teaching style in a virtual environment. The technology test also ensures that the teacher knows what is expected of them in the class in terms of professionalism and teaching, and the demo class is evaluated by our Director of Learning. We use a rubric to evaluate the teacher based on teaching style, engagement style, content knowledge, and other criteria to ensure the teacher is a good fit for our program. Candidates that successfully pass the demo lesson will undergo a background check. When a teacher is hired, they will then receive onboarding training with one of our own teachers, to ensure that they know our expectations are for their classes.

Course Content Development

Our commitment to educational excellence is supported by a dedicated course content development team based in the United States. This team is tasked with the ongoing development, enhancement, and maintenance of our curriculum and course materials. In addition to creating robust educational content, the team is responsible for developing comprehensive training resources to ensure our teachers are well-prepared and informed about the latest educational methods and materials. A significant portion our course content is developed in-house allowing for a high level of quality control and the ability to quickly implement changes based on feedback or emerging educational trends.

We recognize the importance of continually improving and expanding our curriculum to meet the dynamic needs and interests of our students and their families. Our development team is actively involved in researching and identifying emerging trends and student interests to inform the creation of new courses. Regular updates and enhancements to our existing courses are part of our strategy to maintain the relevance and effectiveness of our educational offerings. Looking forward, we are committed to expanding our course catalog to include new subjects and topics, ensuring that we continue to meet the diverse interests and learning needs of our growing student body. This proactive approach to curriculum development is a cornerstone of our strategy to provide high-quality, engaging, and effective learning experiences.

Marketing

We employ a comprehensive array of marketing and promotional strategies to attract new customers, leveraging the exceptional quality of our course offerings to generate robust word-of-mouth promotion. This grassroots approach has proven effective in increasing brand awareness and facilitating organic growth in enrollments. Our belief in the strength of our courses to naturally inspire endorsements underscores our commitment to maintaining high educational standards that resonate with our students and their communities.

To optimize our outreach efforts, our sales and marketing force is organized into specialized teams, each dedicated to implementing customized strategies that align with the distinct needs and profiles of prospective students in various markets. These teams focus their efforts within specific geographic regions or on particular course offerings, allowing for a targeted approach to market penetration. By tailoring our strategies to the unique characteristics of different demographics and locations, we have developed a series of refined marketing tactics designed to maximize engagement and conversion rates effectively. This structured and strategic deployment of our marketing resources ensures that we continue to expand our customer base while maintaining alignment with our overall business objectives.

Referral Programs

We have established an effective customer referral mechanism, encouraging satisfied customers to recommend our courses to their friends and family. This method not only strengthens our customer network but also is a crucial means to increase sales. Central to our approach is leveraging the power of personal recommendations. We encourage our existing customers to refer our services to their friends and family by offering credit incentives. This method is effective across all our major markets as it builds on the trust between our customers and their personal networks, leading to higher conversion rates.

Social Media and Content Marketing

 We actively engage in a dynamic social media and content marketing strategy to enhance our online presence and engage with a broader audience. Through platforms such as Facebook, Instagram, Twitter, and LinkedIn, we share educational content, success stories, and updates about our courses, creating a vibrant community around our brand. Our content is carefully crafted to inform, educate, and inspire both current and prospective students, reinforcing our reputation as a leader in online education. By consistently providing value through these channels, we foster meaningful interactions and strengthen relationships with our audience, enhancing brand loyalty and encouraging further exploration of our educational offerings. This approach not only helps to attract new students but also keeps our existing community engaged and connected to our evolving curriculum and services.

Targeted Advertising

We place ads on platforms frequented by our target demographic, such as educational forums, parenting blogs, and some platforms. This ensures that our marketing efforts reach those most likely to be interested in our services.

Incentive Mechanisms

To encourage the sharing of positive learning experiences, we offer rewards such as additional course credits. This not only motivates our current customers to spread the word but also attracts new customers looking for proven educational solutions.

Sales Process

The sales leads generated by our various marketing channels are initially handled by our sales team. The primary function of our sales representatives is to encourage prospective students who have registered their information on our online and mobile platforms to sign-up for free trial lessons and to assist with the sign-up process.

We offer free trial lessons to prospective students. In addition to giving prospective students a preview of our interactive learning experience. Once prospective students have completed their trial lessons, our dedicated course consultants will offer feedback on the results. Based on this assessment and the data we had gathered from the student, our staff recommend an appropriate starting level and provide advice as to the most appropriate course package and study plan for each prospective student.

Besides new sales leads, we also generate sales through course renewal and cross-sale. Due to our high quality course products and dedicated educational services, we are able to maintain a high level of satisfaction among our students and their parents. With positive user experience and assistance and counseling from our tutors, many parents and students are willing to enter into the next level of the same course or enroll in other courses covering different subject matters.

Our Pricing Strategy

In accordance with our pricing strategy, our course fees primarily operate on a per-course basis, offering three key pricing alternatives:

•	Prepaid lesson credit packages: Users purchase lesson credits corresponding to a specific monetary amount, such as $499 for 36 credits. These credits are deducted as users attend classes.

•	Unlimited passes: Time-based unlimited passes allow users to access unlimited classes for a set duration, such as $499 for one month or $998 for three months.

•

Test and competition prep programs: Tailored for competition preparation, typically consisting of 30 hours of instruction to assist students in preparing for competitions or exams, priced ranging from $300 to $1,200 for the each program.

Our small group classes are priced at 2 credits each, while each private 1-on-1 tutoring session costs 5 credits. We reserve the right to adjust the prices of our credits and passes periodically, considering factors such as competitor analysis, prevailing economic conditions, cost considerations, and other relevant market factors.

The predominant attendance within our course offerings is attributable to holders of unlimited passes. In response to heightened costs stemming from increased teacher compensation linked to these passes, our strategic focus is on optimizing student enrollment in small-sized classes. Specifically, within our small group class framework, our cost optimization strategy entails maximizing class capacity to near full levels, with six students per live session. This approach is instrumental in facilitating our pursuit of maximum achievable margins.

We accept fee payments through major third-party online payment solutions in Stripe, Paypal-Braintree and Pocky. These providers typically charge processing fees ranging from 2% to 3% per transaction.

Competition

We operate in a highly competitive educational market, where we contend with both direct and indirect competitors spanning online, offline, and technologically driven domains. Our competition includes a variety of entities, each specializing in different modes of education delivery. In the realm of online live-streaming education, entities like LingoAce and Think Academy serve as direct competitors, offering real-time interactive classes that closely mimic our own model. In the offline sector, traditional tutoring services such as Kumon and Mathnasium provide in-person educational support, catering to customers who prefer a physical classroom setting. Additionally, we face competition from AI-driven learning platforms like Duolingo and Coursera, which utilize advanced technology to offer self-paced learning environments that are increasingly popular among learners seeking flexibility.

The competitive landscape in which we operate requires us to excel in several key areas to successfully attract, engage, and retain customers. Factors such as pricing strategies, diversity and quality of course offerings, caliber of instructors, and overall brand awareness and reputation play critical roles in differentiating our services from those of our competitors. Moreover, technological advancements in our platform are essential to enhance user experience and instructional quality, thereby bolstering our competitive position. Our ability to maintain a compelling value proposition is crucial not only for attracting students but also for retaining high-quality teachers who are fundamental to our educational delivery.

Despite the intense competition, some of our competitors possess longer operating histories, more established brand identities, and superior financial, technical, or marketing resources compared to ours. These advantages could potentially pose challenges in various aspects of our operations, including market penetration and talent acquisition. Recognizing these challenges, we continuously strive to innovate and improve our offerings and operational capabilities. For a detailed discussion of the risks associated with our competitive environment and how they might impact our business, refer to the "Risk Factors" section of our filings, see “Risk Factors - Risks Relating to Our Business and Industry – We face competition from established as well as other emerging companies, which could divert customers to our competition, result in pricing pressure, reduced operating margins, loss of market share, departure of qualified teachers and significantly reduce our revenue.”

Seasonality

Seasonal fluctuations have affected, and may affect our business in the future. We experienced greater participation rates for our courses in terms of numbers of hours during the summer holidays each year, particularly in the months of July and August. Due to our limited operating history, the seasonal trends that we have experienced in the past may not be indicative of our future operating results. Our financial condition and results of operations for future periods may continue to fluctuate.

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Intellectual Property

We seek to protect our intellectual property by relying on a combination of federal, state and common law in the United States, as well as on contractual measures. We use a variety of measures, such as trademarks, trade secrets and copyrights, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures, a key part of our broader risk management strategy.

Proprietary Cross-Platform Teaching and Learning Technology

Our proprietary cross-platform teaching and learning technology is a key asset that underpins our educational services. This technology focuses on creating an interactive learning experience through features such as student-teacher matching, lesson scheduling, and efficient course enrollment. It is designed to provide a seamless and engaging learning experience across different devices and platforms, including web and mobile applications. We have not yet filed patents for this technology and are actively evaluating the feasibility of intellectual property protection to ensure our innovations are adequately safeguarded.

Proprietary 'TALENT' Teaching Method

The 'TALENT' teaching method is another critical component of our intellectual property portfolio. This proprietary method encompasses a unique blend of pedagogical techniques and curriculum design principles aimed at enhancing student engagement and learning outcomes. We protect the specific methodologies, curriculum materials, and instructional strategies as trade secrets. Although we have not filed for copyrights on the 'TALENT' teaching method, we may do so in the future as applicable. Additionally, we are constantly improving and optimizing the 'TALENT' teaching method to ensure it remains effective and relevant. Unlike patents, trade secrets can offer indefinite protection as long as the information remains confidential and undisclosed.

 Trademarks and Brand Identifiers

We have registered trademarks for the name "Classover" and our logo. We believe that our name, logo, and other trademarks serve as crucial brand identifiers for our clientele.  Our trademarks provide protection for an initial period of 10 years, with the possibility of renewal for additional 10-year periods, contingent upon continued use and the timely filing of renewal documents.

By employing a comprehensive strategy that combines various forms of intellectual property protection, we aim to safeguard our innovations and maintain a competitive edge in the educational technology market.

Facilities

We do no not own any real property. We lease our headquarter at 450 7th Avenue, New York, New York 10123 of approximately 7,000 square feet. We consider our current office space sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Insurance

We believe our insurance coverage is adequate to insure against the risks relating to our operations, given the size and nature of our business. Our insurance coverage includes workers compensation and employers liability. We believe that our insurance coverage is in line with our industry norm. We review our insurance policies from time to time for adequacy in the breadth of coverage.

Employees

As of December 31, 2025, we employed 11 full-time and 1 part-time employees in the United States. To date, we have not experienced any work stoppages and maintains good working relationships with its employees. None of our employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

Operational Efficiency and Scalability

Our AI-driven platform enables significant operational leverage by improving instructor productivity, automating customer-facing workflows, and optimizing resource allocation.

These efficiencies allow us to scale educational delivery without a proportional increase in costs, supporting improved unit economics over time. In particular, our use of AI in instructional support and operational processes is designed to enhance margins while maintaining or improving service quality.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to the Company’s Business and Industry

If we are not able to continue to attract students to purchase our courses and to increase the spending of our students, our business and prospects will be materially and adversely affected.

We generate revenues primarily from students paying for our online tutoring and after-school courses. Our ability to continue to attract students to purchase our online courses and to increase their spending are critical to the continued success and growth of our business. This in turn will depend on several factors, including our ability to recruit, train and retain high-quality teaching staff, continue to develop, adapt or enhance the quality of our course offerings to meet the evolving demands of our existing or prospective students, adapt our promotional activities to changes in market demand, regulatory regime and practices, enhance our brand equity and awareness to a broader base of potential customers, and effectively utilize the data insights from our online course offerings to refine our educational content offered and provide a more localized, personalized and effective learning experience to our students.

Our ability to retain existing students by improving students’ academic performance and delivering a satisfactory learning experience is also critical to the success of our business. Our ability to improve the academic performance of our students is related to the learning ability, attitude, efforts and time and resource commitments of each student, which are beyond our control. Students may feel dissatisfied with the quality of our educational content offerings and the teachers and student service staff they encounter during our courses or fail to perform up to expectation after attending our courses. In addition, our courses may not be able to satisfy all of our students’ requirements. Satisfaction with our courses may be affected by a number of factors, many of which may not relate to the quality or effectiveness of our course offerings. If students feel that we are not providing them the learning experience they have subscribed for, they may choose to withdraw from existing courses and seek refunds. In addition, the students who fail to improve their performance after attending our programs or have unsatisfactory learning experiences with us may also choose not to refer other students to us, which in turn may adversely affect the number of paid student enrollments.

All of these factors may contribute to reduced student engagement and increased challenges in attracting and enrolling prospective students. We must also manage our growth while maintaining consistent and high teaching quality, and respond effectively to competitive pressures. If we are unable to continue to attract and retain students to purchase our courses and to increase the spending of our students, our gross billings and net revenues may decline, which may have a material adverse effect on our business, financial condition and results of operations.

Our business depends on the continued success of our brand, and if we fail to maintain and enhance the recognition of our brand, we may face difficulty attracting students to our online after-school tutoring service, and our reputation and operating results may be harmed.

We believe that market awareness of our brand has contributed significantly to the success of our business. Maintaining and enhancing our brand is critical to our efforts to attract students to our online after-school tutoring service, which are in turn critical to our business. Our ability to maintain and enhance brand recognition and reputation depends primarily on the perceived effectiveness and quality of our services, as well as the success of our branding and marketing efforts. Failure to maintain and enhance our brand recognition could have a material and adverse effect on our business, operating results and financial condition. In recent years, we have devoted significant resources to our brand promotion efforts, but we cannot assure you that these efforts will be successful. If we are unable to further enhance our brand recognition, or if our brand image is negatively impacted by any negative publicity relating to our company, courses or teachers, regardless of its veracity, we may not be able to attract students to our online after-school tutoring service successfully or efficiently, and our business and results of operations may be materially and adversely affected.

We face competition from established as well as other emerging companies, which could divert customers to our competition, result in pricing pressure, reduced operating margins, loss of market share, departure of qualified teachers and significantly reduce our revenue.

We expect existing competitors and new entrants to the online education market to constantly revise and improve their business models in response to challenges from competing businesses, including ours. If these or other market participants introduce new or improved delivery of direct-to-consumer online learning and technology-enabled services that we cannot match or exceed in a timely or cost-effective manner, our ability to grow our revenue and achieve profitability could be compromised.

We compete against established companies as well as independent professionals in the education space. Some of our current and tangential and potential competitors have significantly greater financial resources than we do. Increased competition may result in competitive pressure for us or a decrease in our market share, which could negatively affect our revenue and future operating results and our ability to grow our business.

A number of competitive factors could cause us to lose potential opportunities or force us to offer our solutions on less favorable economic terms, including:

•	competitors may develop service offerings that students find to be more compelling than ours;

•	competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in student requirements;

•	competitors may offer better compensation to teachers or divert qualified teachers from our platform;

•

current and potential competitors may establish relationships among themselves or with third parties to enhance their products and expand their markets, and our industry is likely to see an increasing number of new entrants and increased consolidation. Accordingly, new competitors may emerge and rapidly acquire significant market share.

We may not be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business and achieve profitability could be impaired.

We face significant competition, which could increase our customer acquisition cost, cause us to lose students to our competitors, lead to pricing pressure and loss of market shares, and significantly reduce our net revenues.

The online education industry is competitive, especially in the core United States markets where we generate the majority of our revenue. We expect competition in this sector to persist. We face competition in each part of our service offerings from other online and offline educational service providers. Some of our current or future competitors may have longer operating histories, greater brand recognition, or greater financial, technical or marketing resources than we do. We compete with these education service providers across a range of factors, including, among others, high-quality content synchronized with local curriculum, textbook versions and academic assessment objectives, insights based on learning data and empowered by data analytics capabilities, application of a wide range of advanced technology in different educational scenarios, functions covering diversified educational scenarios and friendly user experience, effectiveness of customer services and sales and marketing efforts, and track record, trust and brand recognition. Our competitors may adopt similar curricula and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. In addition, some of our competitors may have more resources than we do and may be able to devote greater resources than we can to the development and promotion of their products and services and respond more quickly than we can to the changes in student preferences, testing materials, admission standards, market needs or new technologies. As a result, our course enrolment may decrease due to intense competition. If we reduce course fees or increase spending in response to competition in order to retain or attract students and high quality teaching staff, or pursue new market opportunities, our net revenues may decrease and our costs and expenses may increase as a result of such actions which may adversely affect our operating margins. If we are unable to successfully compete for students, maintain or increase our level of course fees, attract and retain competent teaching staff or other key personnel, maintain our competitiveness in terms of the quality of our education services in a cost-effective manner, we may lose our market share and our financial condition may be materially and adversely affected.

If we are not able to continue to recruit, train and retain a sufficient number of qualified teachers, our business, financial conditions and operating results may be materially and adversely affected.

Our teachers are critical to maintaining the quality of our course offerings, the learning experience of our students and our brand and reputation. We seek to recruit high-quality teachers with strong education background and teaching skills who have a strong command of the subject areas to be taught and meet our qualifications. As we mainly offer courses in online 1 on 1 or 1 on 6 small-class format, we require a sufficient number of teachers to deliver our courses. The supply of educators in the United States with the necessary experience and qualifications to teach our courses is limited, and we must provide competitive pay to attract and retain them as recurring teachers for our courses.

We cannot assure that we will be able to continue recruit and retain a sufficient number of quality teachers in the future, and if we fail to do so, our teaching quality may be adversely affected. Departure of quality teachers may also reduce the attractiveness of our course offerings and negatively impact our paid student enrollments. We also need to provide on-going training to our teachers, to ensure that they stay abreast of changes in course materials, student demands and other changes and trends necessary to teach effectively. Furthermore, as we continue to develop new educational content, we may need to engage additional high-quality teachers with appropriate skill sets or backgrounds to deliver instructions effectively. We cannot guarantee that we will be able to effectively engage and train such teachers quickly, or at all. In addition, given other potentially more attractive opportunities for our high-quality teachers, over time some of them may choose to leave us. In the event such teachers join our competitors, students may decide to follow such quality teachers and enroll in their courses offered through other online education companies, which may weaken our competitive position in the industry.

Although we have not experienced major difficulties in engaging, training or retaining high-quality teachers in the past, we may not always be able to engage, train and retain a sufficient number of high-quality teachers to keep pace with our growth and our expansion into more comprehensive grade, subject matter and course material coverage, while maintaining consistent educational quality. We may also face significant competition in engaging high-quality teachers from our competitors or from other opportunities that are perceived as more desirable. A shortage of high-quality teachers, a decrease in the quality of our teachers’ performance, whether actual or perceived, or a significant increase in the cost to engage or retain high-quality teachers would have a material adverse effect on our business, financial condition and results of operations.

The vast majority of our teachers are engaged as independent contractors, not employees, and if federal or state law mandates that they be classified as employees, our business may be adversely impacted

We engage independent contractors and are subject to the federal laws and regulations, including but not limited to the IRS regulations, and applicable state laws and regulations regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to the nature of the relationship between us and the independent contractors. Our independent contractors are compensated based on the number of hours they teach, and they are responsible for their own expenses, as specified in formal contracts. These agreements also include indemnification clauses and confidentiality provisions.

If legal standards for classification of independent contractors change, it may be necessary to change our business model or modify our compensation structure for these roles.  This could include paying additional compensation, reimbursing expenses or meeting other requirements related to employees, versus independent contractors.  Such changes could increase our operational costs and potentially disrupt our business operations, adversely impacting our financial condition and results of operations.

Students may decide not to continue taking our courses for a number of reasons, including a perceived lack of improvement in their academic performance or general dissatisfaction with our courses, which may adversely affect our business, financial condition, results of operation and reputation.

The success of our business depends in large part on our ability to retain our students by delivering a satisfactory learning experience and improving their academic performance through our tutoring services, which represents the majority of our income. If students feel that we are not providing the experience they are seeking, they may choose to withdraw from existing courses and seek refunds. For example, our courses and teachers may fail to significantly improve a student’s academic performance. Student satisfaction with our programs may decline for a number of reasons, many of which may not reflect the effectiveness of our courses and teaching methods. A student’s learning experience may also suffer if his or her relationship with our teachers does not meet expectations. If a significant number of students fail to significantly improve their academic performance after taking our courses or if their learning experiences with us are unsatisfactory, they may not purchase additional courses from us or refer other students to us and our business, financial condition, results of operations and reputation would be adversely affected.

We may not be successful in our expansion of courses in our exploration of additional educational services.

We offer comprehensive tutoring courses covering all core K-12 academic subjects and certain early childhood education courses. We offer our courses in online 1-on-1 and 1-on-6 small-class formats. We aim to continue to expand the coverage of our tutoring courses to cover additional subjects and more versions of different education curricula and textbooks within each subject matter and each grade. Expansions and upgrades to our existing products and courses may not be well received by our students and teachers, and newly introduced course offerings and educational content may not achieve success as expected. Our lack of experience with these new products and services may adversely affect our prospects and our ability to compete with the existing market players in any of these product and service categories. The development of new products, services and content could disrupt our ongoing business, disrupt our management’s attention, be costly and time-consuming and require us to make significant investments in research and product development, develop new technologies, and increase sales and marketing efforts, all of which may not be successful. We cannot assure you that any of such new products or services will achieve market acceptance or generate sufficient revenues to offset the costs and expenses incurred in relation to our development and promotion efforts. If we are unsuccessful in our expansion of after-school tutoring products or in our exploration of additional educational services due to financial constraints, failure to attract qualified personnel or other reasons, our business, financial condition and results of operations could be adversely affected.

We may not be able to maintain or increase our course fee levels.

Our results of operations are affected by the pricing of our online course offerings. At present, we offer three primary payment plans for our courses, which are generally charged under a credit system. A pre-paid credit package system that provides volume discounts for purchasing higher quantities of pre-paid credits in advance, a time based unlimited pass that can be purchased for a duration ranging from 1 to 12 months and competition preparation classes which are typically sold for a set duration (e.g., 30 hours). While we have increased our prices in the past, we cannot guarantee that we will be able to maintain or increase our prices in the future without adversely affecting the demand for our course offerings.

Many of our students are minors, which may subject us to significant and/or heightened litigation risks, regulatory scrutiny, and reputational damage.

Because of the nature of our business, many of our users are minors under the age of 18. As a result, we may be subject to additional laws and regulations that are applicable when businesses interact with children, such as the Children’s Online Privacy Protection Act (“COPPA”). Additionally, although transactions with minor children are ultimately authorized and paid for by a parent or guardian, these minor children may not have the capacity to enter into binding agreements or may have the ability to subsequently void contracts. As a result, we may not be able to enforce the terms of these agreements. An incident involving a child, and in particular an incident that has the potential to compromise the safety or privacy of a child, could garner negative attention, which could harm our brand or reputation and affect our business.

Tuition refunds or potential refund disputes may negatively affect our cash flows, financial condition, and reputation.

We generally offer refunds for unused credits from customers who purchase a credit package within 60 calendar days. The number of refund requests and the amount of refunds could be affected by a number of factors, many of which are beyond our control. These factors include, without limitation to, student dissatisfaction with our teaching quality and our educational content offerings, a perceived decline in our teaching quality due to the departure of popular teachers, privacy concerns relating to our services, negative publicity regarding us or online education in general. Any refund payments that we may be required to make to our students, as well as the expenses we could incur for processing refunds and resolving refund disputes, could be substantial and could adversely affect our business operations and financial condition. A high volume of refunds and refund disputes may also generate negative publicity that could harm our reputation.

We will need to raise additional funds to execute on our current business plans. These funds may not be available to us when we need them on favorable terms or at all. If we cannot raise additional funds when needed, our operations and prospects could be negatively affected.

We expect to finance our operations and capital expenditures over the next twelve months primarily through existing cash balances, supplemented as necessary by funds that may become available through additional financing.

We intend to raise additional capital in connection with the Business Combination and through the issuance of equity, equity related or debt securities, secured loan facilities or through obtaining credit from government or financial institutions or commercial partners.

To the extent we seek to raise funds in the capital markets, our ability to do so will depend upon market conditions, and volatility in the capital markets. We cannot be certain that additional funds will be available to us on the timelines we may need, on favorable terms, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, cash flows, business and prospects could be materially adversely affected.

We have incurred, and in the future may continue to incur, net losses.

We experienced net losses of $7,044,865 and $843,048 in 2025 and 2024, respectively. We cannot assure you that we will be able to generate net profits or positive cash flow from operating activities in the future. Our ability to achieve profitability will depend in large part on our ability to increase our operating margin, either by growing our revenues at a rate faster than our operating expenses increase, or by reducing our operating expenses, especially our sales and market expenses, as a percentage of our net revenues. Accordingly, we intend to continue to invest in our branding and marketing activities to attract new students, improve our online and mobile platforms and data analytics capabilities to enhance student experience.

Our financial statements contain disclosure regarding the substantial doubt about our ability to continue as a going concern.

As of December 31, 2024, Class Over had a stockholders’ deficit of approximately $4,519,154. For the years ended December 31, 2024 and 2023, Class Over had losses from operations of $833,828 and $425,025. We do not know whether or when we will become profitable. Our annual and interim financial statements disclose and the report from our independent registered public accounting firm as of and for the years ended December 31, 2024 and 2023 includes an explanatory paragraph stating that the liquidity condition raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are not able to obtain sufficient funding, our business, prospects, financial condition and results of operations will be harmed, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors would lose part or all of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all, and our business may be harmed.

Because of the numerous risks and uncertainties associated with our business plan, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of the Company’s securities and could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue our operations. A decline in the value of the Company’s securities could also cause you to lose all or part of your investment.

We have a limited operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate our business and future prospects and increases the risk of your investment.

The Company was formed in 2024 to consummate the Business Combination and Class Over was founded in June 2020 and acquired by the Company in April 2025.  As a result, we have a limited operating history as an online education platform. As a result, there is limited information on which investors can base an evaluation of our business, strategy, operating plan, results and prospects. It is difficult to predict future revenues and appropriately budget for expenses, and we have limited insight into trends that may emerge and affect our business. We face substantial business and operational risks, including a relatively untested market strategy, all of which makes forecasting future business results particularly difficult and results in a significant level of execution risk.

We have grown rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model will be compromised.

Although Class Over has incurred continuing losses from operations and net losses in the past few years, it has experienced rapid growth in sales, primarily driven by the fast growth of online education during the Covid-19 pandemic. Class Over’s revenues increased by 94% from $1,898,718 for the year ended December 31, 2022 to $3,675,604 in 2024. Our growth has placed, and will continue to place, a significant strain on our demand for more educators, customer and IT support staff, administrative and operating infrastructure, educational content development, sales and marketing capacities, facilities and other resources. To further expand our business operations, we need to attract more students, scale up our educational content offerings, increase our educational content development professionals and employees of other functions, as well as strengthen our technology and infrastructure. We will also be required to refine our operational, financial and management controls and reporting systems and procedures. If we fail to efficiently manage this expansion of our business, our costs and expenses may increase more than we plan and we may not successfully attract a sufficient number of students, educators and other personnel in a cost-effective manner, respond to competitive challenges, or otherwise execute our business strategies. In addition, we may, as part of carrying out our growth strategies, adopt new initiatives to offer additional courses and educational content and to implement new pricing models and strategies. We cannot assure you that these initiatives may achieve the anticipated results. These proposed changes may not be well received by our existing and prospective students, in which case their experience with our services may suffer, which could damage our reputation and business prospects.

Certain aspects of our business and ability to grow are seasonal and cyclical, which may cause our current business plans to change and our operating results and revenues to fluctuate. As a result, we may fail to meet the expectations of securities analysts and investors, which could cause Company’s stock price to decline.

Our operating results, revenues, and growth potential may fluctuate on a seasonal or cyclical basis, as well as from quarter to quarter and year to year. This seasonality can make our future performance difficult to predict and may cause our operating results for specific periods to fall below expectations.

Class Over typically experiences lower demand during the back-to-school season, which spans from late summer to early fall, as parents and students are focused on adjusting to new school schedules and routines. In contrast, we observe increased demand and higher revenues prior to the summer and winter breaks. During these periods, students have more available time for additional learning, and parents are more likely to seek out supplementary educational opportunities.

These seasonal patterns can result in variability in our financial performance, influencing our ability to forecast revenues and manage resources effectively. Understanding and managing these fluctuations is crucial for maintaining consistent growth and meeting market expectations.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting. Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. The development and implementation of the standards and controls necessary for the post-combination company to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that the post-combination company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of Nasdaq, which Class Over was not required to comply with as a private company. As a newly public company as a result of the Business Combination, complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and significantly increases our costs and expenses. For example, we will have to institute a more comprehensive compliance function, comply with rules promulgated by Nasdaq and prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws. We will also have to retain and rely on outside counsel, accountants and third-party advisors to a greater degree in these activities. In addition, being subject to these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

The dual-class structure of the Company’s Common Stock as contained in the Company’s amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our capital stock prior to the Business Combination, including our directors, executive officers and their respective affiliates.

The Company’s Class A common Stock has twenty-five votes per share while the Company’s Common Stock has one vote per share. Hui Luo, the Company’s Chief Executive Officer, holds all of the Company’s Class A common stock.  Because of the twenty-five-to-one voting ratio between the Company’s Class A common stock and Company Common Stock, Ms. Luo controls a majority of the combined voting power of our Common Stock and therefore is able to control all matters submitted to the Company’s stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

Our estimates of the size of our addressable market may prove to be inaccurate.

It is difficult to accurately estimate the size of the online education market and predict with certainty the rate at which the market for our products will grow, if at all. While our market size estimate was made in good faith and is based on assumptions and estimates we believe to be reasonable, this estimate may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

We face risks related to natural and other disasters, health epidemics, and other extraordinary events, such as the COVID-19 pandemic, which could significantly disrupt our operations.

Our business could be materially affected by natural disasters, other health epidemics or other public safety concerns affecting the United States. Natural disasters may give rise to server interruptions, breakdowns, system failures, technology platform failures, internet failures or other operation interruptions for us and our service providers, which could cause the loss or corruption of data or malfunction of software or hardware as well as adversely affect our ability and the ability of our service providers to conduct daily operations and to deliver our products and course offerings. Our business could also be adversely affected if employees of ours or our service providers are affected by health epidemics. In addition, our results of operations could be adversely affected to the extent that any health epidemic harms the US economy in general.

We may be exposed to cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) and other cybersecurity threats that may impact our networks or systems.

Cyberattacks, including through the use of malware, computer viruses, distributed denial of services attacks, ransomware attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems could have a material adverse effect on our operations. Cyberattacks can cause equipment or network failures, loss or corruption of information, including personal information or our customers’ proprietary information, as well as disruption to our operations, which could result in significant expenses, potential investigations and legal liability, and reputational damage. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring, updating and personnel. While, to date, we have not knowingly been subject to cyberattacks that, individually or in aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

Changes in laws or regulations relating to consumer data privacy could materially and adversely affect our business.

Class Over, as an online tutoring and afterschool service, must adhere to a set of specific regulations that govern educational practices, data privacy, and consumer protection in the United States. The regulatory landscape is influenced heavily by both federal and state laws, creating a multifaceted compliance environment.

At the federal level, the COPPA is particularly critical for services like Class Over that engage with children under the age of 13. COPPA requires such services to obtain verifiable parental consent before collecting personal information from children. This act also mandates clear disclosure of how the collected information is used and shared, ensuring that parents have control over their children's personal data. Additionally, the Family Educational Rights and Privacy Act protects the privacy of student education records and provides parents with certain rights regarding their children's educational information, which transfers to the students themselves once they reach the age of 18 or attend a school beyond the high school level.

State regulations can introduce additional complexities. For instance, California’s Consumer Privacy Act  and the more recent California Privacy Rights Act (Cenhance privacy rights and consumer protection for residents of California, including stricter data handling protocols that Class Over must follow. These laws not only affect companies based in California but also those operating or collecting data from California residents, thus impacting our operations nationwide due to the online nature of its services.

If we are unable to effectively navigate these regulatory requirements, it could have a material adverse effect on our operations.

Failure to maintain the trademark for the name "Classover" and our business logo could materially and adversely affect our business.

In March 2025, we secured the trademark “Classover” from the United States Patent and Trademark Office.  As of the date of this Annual Report, we have not yet registered trademarks for our brand and logo. Our name, logo, and other marks are integral to distinguishing our brand in the market, and any inability to maintain these trademarks could adversely affect our business and reputation among customers.

The Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Nevada will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with Company or its directors, officers, employees or stockholders.

The Charter requires, to the fullest extent permitted by law, that derivative actions brought in the Company’s name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the State of Nevada and, if brought outside of Nevada, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel; provided that the Company’s stockholders will not be deemed to have waived the Company’s compliance with federal securities laws and the rules and regulations thereunder and can therefore bring claims for breach of these provisions in any appropriate forum. Notwithstanding the foregoing, the State of Nevada shall not be the sole and exclusive forum for any of the following actions: (A) as to which the courts in the State of Nevada determines that there is an indispensable party not subject to the jurisdiction of the (and the indispensable party does not consent to its personal jurisdiction within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the courts of Nevada, (C) for which the courts of Nevada do not have subject matter jurisdiction, or (D) any action arising under the Securities Act or the Exchange Act or, in each case, rules and regulations promulgated thereunder, for which there is exclusive federal or concurrent federal and state jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock shall be deemed to have notice of and consented to the forum provisions in the Charter.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

Changes in applicable tax laws, regulations or administrative interpretations thereof may materially adversely affect our financial condition, results of operations and cash flows.

We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, resulted in fundamental changes to the Code, including, among many other things, a reduction to the U.S. federal corporate income tax rate, a limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on the use of net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, relaxed certain of the limitations imposed by the TCJA for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the TCJA and the CARES Act for future years is difficult to quantify, but these changes could materially adversely affect holders of our common stock. In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023. Other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.

In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations, and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to the Company and its diverse set of business arrangements is often open to interpretation. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations, and treaties, resulting in additional tax liability or adjustment to its income tax provision that could increase its effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.

Public Company and Financial Reporting Risks

We will incur increased costs and obligations as a result of being a public company.

As a publicly traded company, we are incurring and will continue to incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure required of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of Nasdaq. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations.

If we fail to establish and maintain proper and effective internal control over financial reporting, as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Common Stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act, following consummation of the Business Combination, the report by management on internal control over financial reporting is on Classover’s financial reporting and internal controls (as accounting acquirer). Once we no longer qualify as an “emerging growth company,” an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Classover has not historically had to comply with all of these rules, and to comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, Classover may need to upgrade its legacy information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff.

If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to continue to utilize outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal controls over financial reporting are effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.

We cannot assure you that there will not be material weaknesses in our internal control over financial reporting now or in the future. We have not previously been required to conduct such an internal control evaluation and assessment. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are now subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are an “emerging growth company,” and it cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make the Company’s securities less attractive to investors, which could have a material and adverse effect on us, including our growth prospects.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) ending December 31, 2030, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we issued more than $1.0 billion in non-convertible debt during the prior three-year period. We are taking advantage of the exemptions from various reporting requirements that are applicable to most other public companies, including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation.

In addition, Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

As a “smaller reporting company” we are permitted to provide less disclosure than larger public companies which may make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a smaller reporting company, it is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects which may result in less investor confidence. Investors may find the Company Common Stock less attractive as a result of our smaller reporting company status. If some investors find the Company Common Stock less attractive, there may be a less active trading market for the Company Common Stock and the share price may be more volatile.

Risks Relating to Ownership of our Common Stock

Our stock price may be volatile and may decline regardless of our operating performance.

The market price of our Common Stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and results of operations;

•	the financial projections we may provide to the public, any changes in these projections or its failure to meet these projections;

•

failure of securities analysts to maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;

•	changes in operating performance and stock market valuations of other retail or technology companies generally, or those in the cannabis industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	Trading volume of our Common Stock;

•	the inclusion, exclusion or removal of our Common Stock from any indices;

•	changes in our board of directors or management;

•	transactions in our Common Stock by directors, officers, affiliates and other major investors;

•	lawsuits threatened or filed against us;

•	changes in laws or regulations applicable to our business;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our Common Stock;

•	general economic conditions in the United States;

•	pandemics or other public health crises;

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•	the other factors described in this “Risk Factors” section.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.

Our stock price may be exposed to additional risks because our business became a public company through a “de-SPAC” transaction. In the past, there has been increased focus by government agencies on transactions such as the Business Combination, and that increased focus may continue, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result, which could adversely affect the price of our Common Stock.

An active trading market for our Common Stock and Public Warrants may not be sustained.

Our Common Stock and Public Warrants are listed on Nasdaq under the symbols “KIDZ” and “KIDZW,” respectively.  We cannot assure you that an active trading market for our Common Stock and Public Warrants will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your securities when desired or the prices that you may obtain for your securities.

Nasdaq may delist our Common Stock and Public Warrants from listing on such exchange.

If we are not able to continue to satisfy all continued listing requirements of Nasdaq and Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline. In addition, our outstanding shares of restricted stock will become eligible for sale to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act (“Rule 144”). All the shares of Common Stock issued or reserved for issuance under the Company’s 2024 Plan and 2025 Plan have been registered on Form S-8 under the Securities Act or another registration statement and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or its market, or if they change their recommendations regarding our Common Stock adversely, the trading price or trading volume of our Common Stock could decline.

The trading market for our Common Stock is influenced in part by the research and reports that securities or industry analysts may publish about us, its business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Common Stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the trading price of our Common Stock would likely decline. In addition, we currently expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. While we expect research analyst coverage, if no analysts commence or maintain coverage of us, the trading price and volume for our Common Stock could be adversely affected. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Common Stock to decline.

We may become involved in litigation, including securities class action litigation relating to the Business Combination that may materially adversely affect us.

In the past, legal proceedings have been initiated against businesses that became a public company through a “de-SPAC” transaction.  Accordingly, it is possible that we may become involved in legal proceedings relating to the Business Combination. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.  Any adverse determination in litigation could also subject the Company to significant liabilities.

Servicing our indebtedness, including the Notes, may require a significant amount of cash, and the restrictive covenants contained in the documents that govern our indebtedness could adversely affect our business plan, liquidity, financial condition, and results of operations.

We and our subsidiaries may be required to repay or redeem, or to pay interest on, the Notes or any future permitted indebtedness incurred by us or our subsidiaries, in cash. Despite our right to pay the interest and principal balance of the Notes by issuing shares of our Common Stock and/or adding the amount of any required cash interest to the outstanding principal amount of the Notes, we may be required to repay such indebtedness in cash, if we do not meet certain conditions or in certain other circumstances. For example, we may be required to repay the outstanding principal balance and accrued but unpaid interest, along with a premium, upon the occurrence of certain changes of control or an event of default.

Our ability to make payments of the principal of, to pay interest on, or to redeem our indebtedness in cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, the Notes contain, and any future indebtedness may contain, restrictive covenants, including financial covenants. These payment obligations and covenants could have important consequences on our business. In particular, they could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness;

•

limit, among other things, our ability to borrow additional funds and otherwise raise additional capital, and our ability to conduct acquisitions, joint ventures or similar arrangements, as a result of our obligations to make such payments and comply with the restrictive covenants in the indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions; and

•	place us at a competitive disadvantage compared to our competitors that have lower fixed costs.

 If we are unable to make required payments under our indebtedness, there could be a default under one or more of the instruments governing such indebtedness. Any such default or acceleration may further result in an event of default and acceleration of our other indebtedness. In such event, or if a default otherwise occurs under our indebtedness, including as a result of our failure to comply with the financial or other covenants contained therein, the holders of our indebtedness could require us to immediately repay the outstanding principal and interest on such indebtedness in cash, in some cases subject to a premium. Furthermore, the Notes rank senior to all outstanding and future indebtedness of the Company and its subsidiaries (subject to certain exceptions contained in the Notes) and is secured by a first priority perfected security interest in all of the existing and future assets of the Company and its direct and indirect subsidiaries, including all of the capital stock of each of the subsidiaries and the cryptocurrency purchased with the proceeds of the Notes.  Accordingly, the holders of the Notes could foreclose on their security interests in our assets.

If we are required to make payments under our indebtedness in cash and are unable to generate sufficient cash flow from operations, we may be required to sell assets, or we may seek to refinance the remaining balance, by either refinancing with the holder of the indebtedness, by raising sufficient funds through a sale of equity or debt securities or by obtaining a credit facility. No assurances can be given that we will be successful in making the required payments under our indebtedness, or in refinancing our obligations on favorable terms, or at all. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. A failure to refinance could have a material adverse effect on our liquidity, financial position, and results of operations. Should we refinance, it could be dilutive to shareholders or impose onerous terms on us.

We do not intend to pay dividends for the foreseeable future.

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. Notwithstanding the foregoing, the Notes provide that so long as they remain outstanding and have not been converted, redeemed or otherwise satisfied in accordance with their terms, the Company shall not, and the Company shall cause each of its subsidiaries to not, directly or indirectly, redeem, repurchase or declare or pay any cash dividend or distribution on any of its capital stock. In addition, our ability to pay dividends may be limited by our outstanding preferred stock and covenants of any future outstanding indebtedness. We do not anticipate declaring any cash dividends to holders of Common Stock in the foreseeable future.  As a result, you may not receive any return on an investment in our Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.

Subject to any restrictions contained in the documents governing our outstanding preferred stock, we may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Additionally, the preferred stock is convertible into Common Stock pursuant to its terms and contain adjustment features that could increase the number of shares issuable upon conversion of such securities.

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

•	Our existing stockholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

•	the relative voting strength of each previously outstanding share of Common Stock may be diminished; and

•	the market price of our shares of Common Stock may decline.

Risks related to our Solana Holdings

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As Solana and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Solana. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Solana or the ability of individuals or institutions such as us to own or transfer Solana.

If Solana is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Solana and in turn adversely affect the market price of our Common Stock. Moreover, the risks of us engaging in a Solana treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Regulatory change reclassifying Solana as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of Solana and the market price of our Common Stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act.

The SEC recently issued guidance indicating that Solana would not be considered a “security” for purposes of the federal securities laws.  However, if the SEC were to change this determination, it could lead to our classification as an “investment company” under the 1940 Act if the portion of our assets consists of investments in Solanas exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

 We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations.  Furthermore, if Solana is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of Solanas that constitute investment assets under the 1940 Act. These steps may include, among others, selling Solanas that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our Solanas at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if Solana is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of Solana and in turn adversely affect the market price of our Common Stock.

Our financial results and the market price of our Common Stock may be affected by the prices of Solana.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested and will continue to invest in Solana tokens.  As of December 31, 2025, the Company has acquired 58,601 SOL tokens at an aggregate purchase price of approximately $7.3 million.  The price of Solana has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as Solana, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of Solana.

Any decrease in the fair value of Solana below our carrying value for such assets could require us to incur a loss due to the decrease in fair market value, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our Common Stock. In addition, the application of generally accepted accounting principles in the United States, with respect to Solana, may change in the future and could have a material adverse effect on our financial results and the market price of our Common Stock.

In addition, if investors view the value of our Common Stock as dependent upon or linked to the value or change in the value of our Solana holdings, the price of Solana may significantly influence the market price of our Common Stock. Additionally, if the price of Solana falls, and our Common Stock price falls as a result, then the Notes may not be converted and we may, in certain situations, need to repay them in cash. To the extent the value of the Notes exceeds the value of the Solana held as collateral, we may need to obtain additional financing, which might not be available on satisfactory terms or at all.  Any deficiency could substantially exceed the value of our other assets and could be many multiples of our historical earnings.

We face risks relating to the custody of our Solana tokens, including the loss or destruction of private keys required to access our Solana tokens and cyberattacks or other data loss relating to our Solana tokens, including smart contract related losses and vulnerabilities.

We hold our Solana tokens with a single regulated custodian that has duties to safeguard our private keys. In light of the significant amount of Solana tokens we anticipate that we will hold, we may need to engage additional custodians to achieve a greater degree of diversification in the custody of our Solana tokens as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Solana tokens, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our Solana tokens, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we will conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

Currently, the insurance that covers losses of our Solana holdings may cover none or only a small fraction of the value of the entirety of our Solana holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Solana. Moreover, our use of custodians exposes us to the risk that the Solana our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Solana. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Solana. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

Solana tokens are controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Solana is held. While the Solana blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Solana held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Solana held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Solana and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our Solana tokens. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of Solana tokens or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Solana, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Solana and our financial condition and results of operations could be materially adversely affected.

Substantially all of the Solana we own is held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our Solana. Solana and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Solana ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•	a partial or total loss of our Solana in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Solana;

•	improper disclosure of data and violations of applicable data privacy and other laws; or

•	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Solana ecosystem or in the use of the Solana network to conduct financial transactions, which could negatively impact the market price of Solana and in turn negatively impact our financial condition and results of operations and the market price of our Common Stock.

Attacks upon systems across a variety of industries, including industries related to Solana, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with ongoing or future armed conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Solana industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face other risks related to our Solana treasury reserve business model.

Our Solana treasury reserve business model exposes us to various risks, including the following:

•	Solana and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our Solana strategy subjects us to enhanced regulatory oversight;

•	regulatory changes could impact our ability to operate validators or receive rewards;

•	regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations;

•	potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities;

•	uncertainty around Solana’s regulatory status may impact our ability to list on certain exchanges;

•	changes in political administration may not guarantee a favorable regulatory environment for Solana; and

•	increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements.

The foregoing factors could lead to disruption in the market for Solana, which could adversely affect the market price of Solana and in turn adversely affect the market price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

For purposes of the following disclosure, the terms "cybersecurity incident" and "cybersecurity threat" have the meanings given to such terms in Item 106(a) of Regulation S-K promulgated under the Exchange Act.

Given the small size of our organization, we leverage a third-party information technology ("IT") service provider for management of our information systems needs. Our IT service provider works closely with executive management in the assessment, identification and management of cybersecurity threats. Cybersecurity threats are prevented and detected by multiple approaches, including perimeter defense, vulnerability management, intrusion testing, multifactor authentication and data protection.

Our Board of Directors has oversight of all enterprise risks, including those arising from cybersecurity threats.  The Board has not assigned that responsibility to any committee or subcommittee of the Board.  Assessments of ongoing and emerging enterprise risks, including cybersecurity threats, if applicable, are an integral part of our regularly scheduled Board meetings.

We have an informal cyber incident response plan for mitigating and remediating cybersecurity threats and incidents. Any identified cybersecurity threats and incidents are promptly reported to executive management who, along with our IT professionals, will assess the severity of the event and formulate a response. Our determination of the severity of a cybersecurity incident would generally include an evaluation of the incident's effect on the Company, including (i) our business strategy, results of operations, or financial condition, (ii) the integrity, confidentiality, resiliency, and security of our networks and systems, and (iii) our operations. Based on the severity of the event, the Board will be notified and will provide strategic direction through the incident response and communication.

We rely on technology in all aspects of our business, including information systems of our third-party service providers.  The information systems upon which we depend have been, and likely continue to be, subject to cybersecurity threats such as unauthorized access attempts, business email compromise, phishing, malware, ransomware, hacking and other cyberattacks attempting to disrupt operations.  Our dependence on these information systems exposes us to cyberattacks, both directly and through cyberattacks impacting our service providers.  A significant cybersecurity incident could result in service interruptions, security events, regulatory compliance failures, the inability to protect employee or corporate information or assets against unauthorized access or use, or other operational difficulties.  As described above, we continuously monitor our cybersecurity threats, including risks associated with our use of service providers. We are not aware of any risks from cybersecurity threats, or previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTY

We do no not own any real property. We lease our principal executive offices at 450 7th Avenue, New York, New York 10123 consisting of approximately 7,000 square feet. We consider our current office space sufficient to meet our current needs and that suitable additional space will be available as and when needed.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock and Warrants are listed on the Nasdaq Stock Market LLC under the symbols “KIDZ” and “KIDZW,” respectively.

Holders

As of December 31, 2025, there was 51 holders of our shares of Common Stock and 2 holders of record of our Warrants.

Dividends

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by our outstanding preferred stock and covenants of any existing and future outstanding indebtedness. We do not anticipate declaring any cash dividends to holders of Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the last three years, the Company sold the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On the Closing, the Company issued to a certain investor (the “PIPE Investor”) (i) 2,400 shares of Series B preferred stock, par value $0.0001 per share (“Series B Preferred Stock”), of the Company, (ii) a warrant to purchase 1,600 shares of Series B Preferred Stock of the Company (the “First Preferred Warrant”), and (iii) a warrant to purchase 1,000 shares of Series B Preferred Stock of the Company (the “Second Preferred Warrant,” and together with the First Preferred Warrant, the “Preferred Warrants”), pursuant to the terms of a PIPE Agreement, dated November 22, 2024 (the “PIPE Agreement”), entered into by the Company, Battery Future Acquisition Corp. and the PIPE Investor. At the Closing, the PIPE Investor immediately exercised the First Preferred Warrant to purchase 1,000 shares of Series B Preferred Stock and on April 14, 2025, the PIPE Investor exercised the remaining portion of the Preferred Warrants in full. As a result, we issued an aggregate of 5,000 shares of Series B Preferred Stock for an aggregate purchase price of $4,750,000 (net of original issue discount).  The securities were sold in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act.

On June 30, 2025, the Company entered into and consummated the transactions contemplated by an Asset Purchase Agreement (the “APA”) with an unrelated third party and its wholly-owned subsidiary (collectively, the “Seller”).  Pursuant to the APA, the Seller agreed to sell, and the Company agreed to purchase, a portfolio of intellectual property owned by the Seller (the “Purchased Assets”) which is intended to be utilized by the Company in its online enrichment class platform, which provides interactive live courses for K-12 students in the United States and around the globe.  In consideration for the Purchased Assets, the Company (a) paid $1,250,000 in cash to the Seller and (b) issued to the Seller (i) 800,000 shares of Class B Common Stock, and (ii) pre-funded warrants to purchase 14,786 shares of Class B Common Stock.  The offer and sale to the Seller of the Shares and Pre-Funded Warrants, as well as the shares of Class B Common Stock issuable upon exercise of the Pre-Funded Warrants, has been, and will be, made in reliance upon Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an online enrichment class platform that offers over 40 courses taught by experienced, independent educators. Our program caters to children aged 4 to 17, providing personalized attention and a supportive learning environment. Unlike traditional classes, we give students the unique opportunity to explore their interest in-depth via interactive, live streaming courses with flexible time slots. Our total revenue decreased by $309,183, or 8%, from $3,675,604 for the year ended December 31, 2024, to $3,366,421 for the year ended December 31, 2025. Our gross profit decreased by $141,420, from $2,059,176 for the year ended December 31, 2024, to $1,917,756 for the year ended December 31, 2025. Despite the decrease in sales, our gross profit margin increased slightly from 56% in 2024 to 57% in 2025, as we managed to cut down cost during 2025.

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

 Key Factors Affecting Our Performance

Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and elsewhere in this Annual Report.

Ability to attract new registered users and paid subscribers

Our business model is dependent upon our ability to grow and maintain a large user base, and it also requires that we grow and keep registered users and paid subscribers. As of December 31, 2025 and 2024, we have 72,850 and 61,387 registered users, respectively.

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

Ability to attract and retain high quality independent teacher contractors

We believe that students are attracted to us largely because of the high quality and wide selection of enrichment and academic lessons offered by our high quality independent teacher contractors, and that continuing to attract and retain many high quality educator partners will be an important factor in attracting registered users and paid subscribers and increasing our revenue over time. We believe that our reach, reputation, and compensation packages provide an attractive value proposition for educators to partner with us to develop and distribute enrichment content. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our user base, improving recommendation and personalization features, and developing marketing capabilities that drive higher conversions. As of December 31, 2025 and 2024, we have 1,200 and 936 educator partners working with us, respectively.

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

Key Components of Results of Operations

Revenues

We have three predominant sources of revenue: (i) time-based subscriptions, (ii) credit-based subscriptions to our online courses, and (iii) marketing consulting services. Customers are required to pay in advance to enroll for courses.

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

Results of Operations

For the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years presented. The results below are not necessarily indicative of results to be expected for future periods.

	For the Year Ended December 31,
	2025	2024	Variance Amount	Variance %

Revenues:
Service revenues	$3,366,421	$3,375,604	$(9,183)	0%
Consulting revenues (related party)	-	300,000	(300,000)	-100%

Total revenues	3,366,421	3,675,604	(309,183)	-8%

Cost of revenues:
Cost of revenues	1,448,665	1,616,428	(167,763)	-10%

Total cost of revenues	1,448,665	1,616,428	(167,763)	-10%

Gross profit	1,917,756	2,059,176	(141,420)	-7%

Operating expenses:
Selling and marketing	508,703	657,003	(148,300)	-23%
General and administrative	4,946,263	2,196,747	2,749,516	125%
Research and development	54,462	39,254	15,208	39%

Total operating expenses	5,509,428	2,893,004	2,616,424	90%

(Loss) from operations	(3,591,672)	(833,828)	(2,757,844)	331%

Other income (expense)
Change in fair value of warrants	546,824	-	546,824	100%
Change in fair value of crypto assets	(1,565,172)	-	(1,565,172)	100%
Change in fair value of convertible debt	(807,703)	-	(807,703)	100%
Financing cost	(1,460,704)	-	(1,460,704)	100%
Staking rewards	(473,500)	-	(473,500)	100%
Interest and other expense	15,729	(9,220)	24,949	-271%

Total other income (expense)	(3,453,193)	(9,220)	(3,443,973)	37353%

(Loss) before provision for income taxes	(7,044,865)	(843,048)	(6,201,817)	736%
Provision for income taxes	-	-	-	-

Net (loss)	$(7,044,865)	$(843,048)	$(6,201,817)	736%

Revenue

The summary information by revenue stream are as follows:

	For the Year Ended December 31,
	2025	2024	Variance Amount	Variance %

Revenues:
Service revenues	$3,366,421	$3,375,604	$(9,183)	0%
Consulting revenues (related party)	-	300,000	(300,000)	-100%

Total revenues	$3,366,421	$3,675,604	$(309,183)	-8%

Our total revenue decreased by $309,183, or 8%, from $3,675,604 for the year ended December 31, 2024, to $3,366,421 for the year ended December 31, 2025.

Service revenues decreased slightly by $9,183 from $3,375,604 for the year ended December 31, 2024, to $3,366,421 for the year ended December 31, 2025. In the fourth quarter of 2023, we added a new revenue stream by providing marketing consulting services to Genius Kid Class LLC, one of our related parties. We completed our consulting service obligation to Genius Kid Class LLC by the end of 2024 and generated $300,000 revenue in 2024However, we are uncertain about future growth of consulting revenue as we have not secured any new consulting contracts yet as of December 31, 2025. As a result, no consulting revenue was generated in 2025. The lack of consulting revenue was the primary contributor to the decrease in revenue in 2025 compared to 2024.

Costs of Revenue

	For the Year Ended December 31,
	2025	2024	Variance Amount	Variance %

Compensation	$1,322,634	$1,443,660	(121,026)	-8%
Payment Processing Fee	54,381	86,903	(32,522)	-37%
Streaming Services	71,650	85,865	(14,215)	-17%
Total	$1,448,665	$1,616,428	$(167,762)	-10%

Cost of revenues decreased by $167,762, or 10%, from $1,616,428 for the year ended December 31, 2024, to $1,448,665 for the year ended December 31, 2025.

Compensation expenses for independent educators and employees directly involved in providing services decreased by $121,026, or 8%, from $1,443,660 for the year ended December 31, 2024, to $1,322,634 for the year ended December 31, 2025. The decrease in cost of revenues was primarily attributable to improved scheduling efficiency of teaching staff and optimizing of class size. The Company enhanced its class scheduling processes to better align educator partners availability with student demand, which increased class utilization rates and reduced idle time, thereby lowering overall compensation and streaming costs without adversely affecting instructional capacity and quality.

Gross profit margin

Our gross profit and gross profit margin from the two revenue streams are summarized as follows:

	For the Year Ended December 31,
	2025	2024	Variance

Service revenues
Gross profit	1,917,756	1,818,773	98,983
Gross margin	57%	54%	3%
Consulting revenues (related party)
Gross profit	-	240,404	(240,404)
Gross margin	-	80%	-
Total
Gross profit	1,917,756	2,059,176	(141,420)
Gross margin	57%	56%	1%

The total gross profit margin increased from 56% in 2024 to 57% in 2025, as a result of improved scheduling efficiency of teaching staff to cut down cost during 2025, partially offset by lacking revenue from consulting revenue, which generally has a much higher margin.

Operating expenses

During the year ended December 31, 2024, we incurred total operating expenses of $5,509,428, an increase of $2,616,424, or 90%, as compared to total operating expenses of $2,893,004 during the year ended December 31, 2024.

General and administrative expenses increased by $2,749,516, or 125%, from $2,196,747 for the year ended December 31, 2024, to $4,946,263 for the year ended December 31, 2025. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses.

Other general expenses increased by $1,455,396 from $389,080 for the year ended December 31, 2024, to $1,844,476 for the year ended December 31, 2025. The increase was primarily attributable to higher professional consulting fees, regulatory registration expenses, insurance as we completed a merger with BFAC and became a public listed company.

Employee compensation expenses increased by $480,336 from $1,384,246 for the year ended December 31, 2024, to $1,864,582 for the year ended December 31, 2025. The increase is primarily driven by additional hiring during 2025 to support our growth. In addition, there was an upward adjustment to executive compensation, further contributing to the overall compensation growth.

In addition, employee stock compensation was $485,119 for the year ended December 31, 2025. There was no employee stock compensation in 2024.

Amortization and depreciation expenses increased by $298,889 from $54,823 for the year ended December 31, 2024, to $353,712 for the year ended December 31, 2025. The increase was primarily attributable to the amortization of the intangible assets acquired in 2025.

Other income (expense)

Other income (expense)for the year ended December 31, 2025, was $3,453,193as compared to $9,220 for the year ended December 31, 2024. The increase was primarily attributable to a decrease of $1,565,172 in fair value of crypto assets, an increase of $807,703 in fair value of convertible debt, a recording of $1,460,704 impairment loss that we recognized on intangible assets, and $473,500 financing cost incurred during the year ended December 31, 2025.

Provision for income taxes

The Company had no income tax provision for the years ended December 31, 2025 and 2024. We have made a full allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized.

Net Loss

As a result of the combination of factors discussed above, our net loss increased from $843,048 for the year ended December 31, 2024 to $7,044,865 for the year ended December 31, 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $2,751,594. Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits:

	December 31, 2025	December 31, 2024

Cash on hand	$3,144	$3,144
Bank deposits	2,748,450	47,538
Total cash shown in the Statement of Cash Flows	$2,751,594	$50,682

The accompanying consolidated financial statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2025, the Company had cash of $2,751,594, current liabilities of $2,312,556, a working capital of $494,660 and a stockholders’ equity of $3,777,012, and a net loss of $7,044,865 for the year. These factors among others, raise substantial doubt about the ability of the Company to continue as a going concern for the twelve months following the issuance of the financial statements included elsewhere in this Annual Report.

The Company completed business combination with BFAC on April 3, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, on May 30, 2025, the Company entered into a Securities Purchase Agreement with an investor and the Company may sell to the investor up to an aggregate of $500 million in newly issued senior secured convertible notes (the “Notes”). On June 6, 2025, the Company consummated the initial closing of $11 million of Notes. Management of the Company has evaluated the mitigation plans and determined that the current working capital, cash position, and Notes available for future issuance are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

	For the Years Ended December 31,
	2025	2024

Net cash (used in) operating activities	$(3,826,755)	$(781,265)
Net cash (used in) investing activities	(2,325,000)	(185,705)
Net cash provided by financing activities	8,852,667	230,000
Change in cash and cash equivalents	2,700,912	(736,970)
Cash and cash equivalents, beginning of year	50,682	787,652
Cash and cash equivalents, end of year	$2,751,594	$50,682

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, was primarily attributable to net loss of $7,044,865, decrease in operating lease liabilities of $314,686 as we made payment under the lease contract, decrease in deferred revenues of $847,369, and change in fair value of warrants of $546,824. Cash outflow was partially offset by change in fair value of convertible debt of $807,703, change in fair value of crypto assets of $1,565,172, non-cash impairment loss of $1,460,704, non-cash amortization of operating lease right-of-use assets $305,476, employee stock compensation of $402,710, depreciation and amortization of $352,678, and an increase in accrued liabilities and other payables of $379,764.

Net cash used in operating activities for the year ended December 31, 2024, was primarily attributable to net loss of $843,048 and decrease in operating lease liabilities of $295,475 as we made payment under the lease contract and decrease in due to related parties of $237,086 as we paid off the related party loans. Cash outflow was partially offset by the non-cash amortization of operating lease right-of-use assets $293,526, depreciation and amortization expenses of $54,823, non-cash stock compensation expenses of $25,120, and increase in deferred revenues of $157,845 as we collected in advance from online class subscription.

Investing Activities

Net cash used in investing activities was $2,325,000 for the year ended December 31, 2025. The increase was primarily due to our purchases of crypto assets and intangible assets.

Net cash used in investing activities was $185,705 for the year ended December 31, 2024. The cash outflow was primarily due to our purchases of property and equipment in the amount of $185,705 during 2024.

Financing Activities

Net cash provided by financing activities was $8,852,667 for the year ended December 31, 2025. The increase was mainly due to the issuance of promissory notes of $3,089,400, capital contribution from private placement of $4,700,000, proceeds from promissory notes related party of $318,000, and proceeds from the reverse recapitalization of $1,077,752. Cash inflow was partially offset by a repayment of promissory notes to related party of $332,485.

Net cash provided by financing activities was $230,000 for the year ended December 31, 2024. The increase in cash flow was mainly due to the issuance of convertible loan in the amount of $100,000 in 2024 and a loan received from a related party in the amount of $130,000.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at December 31, 2025 and 2024 related to uncertain tax positions.

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

Recent Issued Accounting Pronouncements

For a detailed discussion on recent accounting pronouncements, see Note 2 to the consolidated financial statements included elsewhere in this Annual Report.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following the signature page of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, (A) no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (B) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are the members of our board of directors  and our executive officers as of the date of this Annual Report:

Name	Age
Executive Officers
Hui (Stephanie) Luo	46	Chief Executive Officer, Chairwoman and Director
Yanling (Flora) Peng	30	Chief Financial Officer

Directors
Yan Zhang	43	Director
Tracy Xia	41	Director
Mona Liang	38	Director
Amanda Chang	46	Director

 Executive Officers

 Hui (Stephanie) Luo – Chief Executive Officer and Chairwoman

Stephanie Luo has served as Chief Executive Officer and chairwoman of the board of directors of the Company since April 2025. Ms. Luo is the founder and has been Chief Executive Officer of Class Over since the Company's inception in June 2020. Prior to launching the company, Ms. Luo founded Dream Legal Group in January 2018, a business and immigration legal service company based in New York City. Previously in October 2016, she founded Dream Go Inc., an education consulting and advisory company. Ms. Luo was also a founder and Chief Executive Officer of Tutor Cube from 2008 to 2010, an afterschool learning center in Queens, New York City. Ms. Luo holds a Master's Degree in Mathematics from Marshall University. Her educational and entrepreneurial experience is pivotal in steering the Company toward delivering high-quality educational offerings and innovative online learning solutions.  We believe Ms. Luo is well-qualified to serve on our board of directors due to her operational expertise and relationships.

Yanling (Flora) Peng – Chief Financial Officer

Yanling (Flora) Peng has served as Chief Financial Officer of the Company since April 2025. Ms. Peng has served as Class Over’s Chief Financial Officer since March 2024. Ms. Peng joined Class Over in June 2020, serving as a General Manager until she took over the Chief Financial Officer position. From January 2019 to May 2020, Ms. Peng served as Financial and Marketing Manager of Dream Go Inc. From March 2018 to December 2018, she served as a Digital Marketing and Financial Specialist for Forward Pathway LLC, an educational consulting company. Ms. Peng received a Bachelor of Science in International Economics and Trade from Central South University of Forestry & Technology in China and a M.S. in Business Analytics from Fordham University.

Non-Employee Directors

Yan Zhang

Yan Zhang has served as a member of the board of directors since April 2025.  She has been the President and a board member of Lion Group Holding Ltd (NASDAQ: LGHL) since May 2021. From September 2009 to June 2020, Ms. Zhang served as a manager, senior manager, and subsequently, principal of UHY Advisors NY, Inc., with her last role being a principal. From 2004 to 2007, Ms. Zhang served as a senior accountant of PricewaterhouseCoopers LLP in Beijing, China. Ms. Zhang received her bachelor’s degree and master’s degree both in Economics from Central University of Finance and Economics in Beijing, China, and obtained a second Master’s Degree in information assurance from The State University of New York at Albany. Ms. Zhang has been a member of The New York State Society of Certified Public Accountants since November 2010 and also a member of the New York Institute of Internal Auditors since September 2011.  We believe Ms. Zhang is well-qualified to serve as a member of the Board due to her work experience and relationships.

Tracy Xia

Tracy Xia has served as a member of the board of directors since April 2025. Since January 2018, she has served as the co-founder and Chief Operating Officer of Rejection Therapy, a pioneering learning and development platform that helps individuals and organizations overcome fear and unlock their full potential. Prior to this, she held various roles at major tech corporations. From August 2015 to December 2017, she was a Senior Program Manager at Google, where she successfully led the TOPPA career development community, growing its membership to over 5,000. From June 2011 to July 2015, Ms. Xia served as a Product Manager at Dell. She also co-founded the Bay Area Chinese Young Professional Fellowship in June 2014, which has provided career development training to hundreds of young professionals. Ms. Xia holds an Master’s Degree in Business Administration from the Fuqua School of Business at Duke University. We believe Ms. Xia is well-qualified to serve as a member of the board of directors due to her work experience and relationships.

Mona Liang

Mona Liang has served as a member of the board of directors since April 2025. Ms. Liang has served as a Project Manager and Business Analyst at TD Bank since November 2023, where she works in the Global AML (Anti-Money Laundering) department, focusing on management reporting, system enhancement proposals, and risk mitigation.  From August 2021 to September 2023, she was a Project Manager at Prudential Financials. Ms. Liang co-founded TechWithU in April 2017, a staffing and consulting company in New York City, specializing in IT process optimization and business analytics solutions. From October 2015 to July 2019, she also served as a Project Manager and Business Analyst at Morgan Stanley Wealth Management. Ms. Liang holds a Master’s Degree in Economics from the State University of New York at Stony Brook. We believe Ms. Liang is well-qualified to serve as a member of the board of directors due to her work experience and relationships.

Amanda Chang

Amanda Chang has served as a member of the board of directors since April 2025. Since September 2023, Ms. Chang has served as a Marketing Director at Bodhi Meditation Center, a nonprofit organization based in New York.  From January 2022 to August 2023, she has served as the E-commerce Marketing Regional Lead at 99 Ranch Market. From January 2016 to December 2021, she served as the Digital Marketing Lead at the Arts Culture Center New York. From June 2013 to November 2015, Ms. Chang worked as an art and fashion design consultant for clients in New York, Berlin, Los Angeles, and Beijing. From February2003 to December2011, she was a Project Manager at Far Rail Tours. Ms. Chang holds a Bachelor’s of Arts Degree in Art Design from Beijing Institute of Fashion Technology and an Associate’s of Arts Degree in Tourism & Marketing from Beijing Union University. We believe Ms. Chang is well-qualified to serve as a member of the board of directors due to her work experience and relationships.

Controlled Company Exemption

Hui Luo holds a majority of the voting power of the Company’s Common Stock and as a result, the Company is a “controlled company” within the meaning of applicable rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements (a) that a majority of the board consists of independent directors; (b) for an annual performance evaluation of the nominating and corporate governance and compensation committees; (c) that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (d) that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility. The Company currently satisfies all of Nasdaq’s corporate governance requirements and has not taken advantage of any of the exemptions available to it as a controlled company.  If the Company determines in the future to avail itself of any of the corporate governance exemptions available to controlled companies, our shareholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. In the event that the Company ceases to be a “controlled company” and its Common Stock continues to be listed on Nasdaq, it will be required to comply with these provisions within the applicable transition periods.

Role of Board in Risk Oversight

One of the key functions of the board of directors is informed oversight of our risk management process. The board of directors does not currently have a standing risk management committee, but administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, the board of directors is responsible for monitoring and assessing strategic risk exposure and the board of directors’ Audit Committee has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps management takes to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. The Company’s Compensation Committee also assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Director Independence

The Company adheres to the listing rules of Nasdaq in affirmatively determining whether a director is independent. Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The board of directors has determined that each of the directors, other than Ms. Luo, qualifies as an independent director, as defined under the listing rules of Nasdaq, and that the board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. Although the board of directors  presently consists of a majority independent directors, there can be no assurance that the Company will not avail itself of the exemption for controlled companies in the future, which would remove this requirement.

Committees of the Board of Directors

We have a standing Audit Committee, Compensation Committee and Nominating and Governance Committee.  Each committee operates under a charter that has been approved by the board of directors. The committees have the composition and responsibilities described below.

Audit Committee

Yan Zhang, Mona Liang, and Amanda Chang are currently the members of the Audit Committee, with Yan Zhang serving as chair. The Audit Committee meets Nasdaq audit committee composition requirements. Each member of the Audit Committee is financially literate. The board of directors of the Company has determined that of Yan Zhang qualifies as an “audit committee financial expert” as defined by the SEC.

The functions of the Audit Committee include, among other things:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain the existing independent auditors or engage new independent auditors

•	reviewing our financial reporting processes and disclosure controls;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of our internal audit function;

•	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices;

•

obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

•	monitoring the rotation of partners of our independent auditors on the engagement team as required by law;

63

•

prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of the independent auditor;

•

reviewing annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in periodic reports to be filed with the SEC and discussing the statements and reports with independent auditors and management;

•

reviewing with the independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls and critical accounting policies;

•	reviewing with management and the auditors any earnings announcements and other public announcements regarding material developments;

•	establishing procedures for the receipt, retention and treatment of complaints received by Company regarding financial controls, accounting, auditing or other matters;

•	preparing the report that the SEC requires in our annual proxy statement;

•

reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of ethics;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

•	reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee charter.

The composition and function of the Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act, all applicable SEC rules and regulations and all applicable Nasdaq listing rules. We will comply with future requirements of the SEC, Nasdaq or other applicable authority to the extent they become applicable to our company.

The Audit Committee has established a procedure whereby complaints or concerns regarding accounting, internal controls or auditing matters may be submitted anonymously to the Audit Committee by email.

Compensation Committee

Mona Liang, Tracy Xia, and Amanda Chang are currently the members of the Compensation Committee, with Mona Liang acting as chair. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of Nasdaq and is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.

The functions of the Compensation Committee include, among other things:

•	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

•	reviewing and approving the compensation and other terms of employment of our executive officers;

•	reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•	making recommendations to the Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the Board;

•	reviewing and making recommendations to the board of directors of Company regarding the type and amount of compensation to be paid or awarded to non-employee board members;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•	administering our equity incentive plans, to the extent such authority is delegated by the Board;

•

reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for executive officers;

•

reviewing with management disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•	preparing an annual report on executive compensation that the SEC requires in our annual proxy statement; and

•	reviewing and evaluating on an annual basis the performance of the Compensation Committee and recommending such changes as deemed necessary with the Board Company.

The Compensation Committee may also, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the Compensation Committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC.

The composition and function of the Compensation Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements of the SEC, Nasdaq or other applicable authority to the extent they become applicable to the Company. The Company maintains the Compensation Committee in accordance with the rules of Nasdaq notwithstanding the general availability of an exemption from those rules for controlled companies. There can be no assurance that the Company will not avail itself of the exemption for controlled companies in the future.

Nominating and Governance Committee

Tracy Xia, Mona Liang, and Amanda Chang are currently the members of the Nominating and Corporate Governance Committee, with Tracy Xia acting as chair. The board of directors  has determined that each of the members of the Compensation Committee satisfies the independence requirements of Nasdaq.

The Nominating and Governance Committee assists the Board by identifying and recommending individuals qualified to become members of the board of directors. The Nominating and Corporate Governance Committee is responsible for evaluating the composition, size and governance of the board of directors and its committees and making recommendations regarding future planning and the appointment of directors to the committees, establishing a policy for considering stockholder nominees to the board of directors , reviewing the corporate governance principles and making recommendations to the board of directors regarding possible changes; and reviewing and monitoring compliance with our Code of Business Conduct and Ethics.

The Company maintains the Nominating and Corporate Governance Committee in accordance with the rules of Nasdaq notwithstanding the general availability of an exemption from those rules for controlled companies. There can be no assurance that the Company will not avail itself of the exemption for controlled companies in the future.

Code of Business Conduct and Ethics

The board of directors has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. In the event the Company makes any amendments to, or grants any waiver from, a provision of the code that applies to its principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC or Nasdaq rules, the Company will disclose such amendment or waiver and reasons therefore in a Current Report on Form 8-K as required by SEC rules.

Indemnification Agreements

On the Closing Date, the Company entered into indemnification agreements with each executive officer and director of the Company. The indemnification agreements provide that, subject to limited exceptions specified therein, the Company will indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of the Company’s directors or officers or any other company or enterprise to which the person provides (or provided) services at the Company’s request.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to our directors, officers, employees, and consultants. The policy generally prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our company.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for the Company’s named executive officers (“NEOs”) who are identified in the 2025 Summary Compensation Table below. This discussion contains forward-looking statements that are based on the Company’s current plans, considerations, expectations, and determinations regarding future compensation programs and related target milestones for the Company’s future results of operations.

2025 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to the Company’s NEOs for services during 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Plan Compensation(1) ($)	Total ($)
Hui (Stephanie) Luo	2025	197,565	__	__	__	197,565
Chief Executive Officer	2024	84,000	__	__	__	84,000
Yanling (Flora) Peng	2025	169,783	__	__	__	169,783
Chief Financial Officer	2024	103,141	__	__	__	103,141

Narrative Disclosure to the Summary Compensation Table

Base Salaries

Our NEOs each receive a base salary to compensate them for services rendered to our Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Ms. Luo’s annual base salary during fiscal years 2025 and 2024 was $197,565 and $84,000 and Ms. Peng’s annual base salary during fiscal years 2025 and 2024 was $138,380 and $103,141.

On April 29, 2025, our Board of Directors and Compensation Committee approved and adopted an increase to the monthly base salary payable to Ms. Peng to $13,000 per month (or $156,000 on an annualized basis), effective May 1, 2025.

Perquisites

We generally do not provide perquisites or personal benefits to our employees, including our NEOs.

Offer Letters and Employment Agreements with the Company’s NEOs

Ms. Luo has entered into an employment agreement with the Company. The terms of this agreement include an annual base salary of $240,000, payable monthly. Ms. Luo is also eligible for an annual bonus in cash, Company stock, or both, based on performance targets set by the Board.  She will also participate in the Company’s equity incentive plans. Upon termination, Ms. Luo will receive any accrued but unpaid base salary, an additional amount equal to 50% of the then-current base salary, and any awarded but unpaid annual bonus for the preceding year.

All NEOs are eligible to participate in the employee benefit plans available to our employees, subject to the terms of such plans.

 Equity Incentive Plans

The Company has two equity incentive plans: the 2024 Plan which was adopted on November 22, 2024 and the 2025 Plan which was adopted on December 22, 2025.  As of the date of this Annual Report, the Company has issued an aggregate of 46,740 shares of Common Stock under the 2024 Plan and an aggregate of 15,000 shares of Common Stock under the 2025 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of the date of this Annual Report by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Name and Address of Beneficial Owners(1)	Number of Class A Common Stock (#)	Percentage (%)	Number of Class B Common Stock (#)		Percentage (%)	% of Total Voting Power(2)
Executive Officers and Directors:
Hui Luo	130,731	100%	10,457	(3)	*	73.6%
Yanling Peng	-	-	3,067	(4)	*	*
Yan Zhang	-	-	-		-	-
Tracy Xia	-	-	-		-	-
Mona Liang	-	-	-		-	-
Amanda Chang	-	-	-		-	-
All Directors and Executive Officers as a group (6 Individuals)	130,731	100%	13,524	(3)(4)	1.2%	73.6%

Greater than 5% Holders:
Highbridge Capital Management, LLC(5)	-	-	44,076		9.9%	*

____________________

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 450 7th Avenue, Suite 905, New York, New York 10123.
(2)

Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B Common Stock, as a single class. The holders of our Class A Common Stock are entitled to 25 votes per share, and holders of our Class B Common Stock are entitled to one vote per share.

(3)

Represents 10,457 shares of Class B Common Stock issuable upon conversion of 522,801 shares of Series A Preferred Stock which are convertible at any time at the option of the holder. Does not include (i) an aggregate of 10,000 shares of Common Stock issued to Ms. Luo under the 2024 Plan and (ii) an aggregate of 10,000 shares of Common Stock issued to Ms. Luo under the 2025 Plan, in each case subject to vesting conditions that will not be satisfied in the next 60 days.

(4)

Does not include (i) an aggregate of 16,134 shares of Common Stock issued to Ms. Peng under the 2024 Plan and (ii) an aggregate of 5,000 shares of Common Stock issued to Ms. Peng under the 2025 Plan, in each case subject to vesting conditions that will not be satisfied in the next 60 days.

(5)

Represents shares held by Highbridge Capital Management, LLC and certain funds and accounts which it acts as investment adviser for.  The business address of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.  Information obtained from a Schedule 13G/A filed on February 17, 2026.

Equity Compensation Plans

As of December 31, 2025, the Company has issued an aggregate of 18,740 shares of Common Stock under the 2024 Plan and an aggregate of 0 shares of Common Stock under the 2025 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2025 and 2024, the Company has related party transactions with the following affiliates and affiliated entities:

Related Party Name	Relationship
Hui Luo	Majority owner of the Company
Liu Yi	Spouse of Hui Luo
Genius Kid Class LLC	An entity controlled by Yi Liu
Dream Legal Group, Inc	An entity controlled by Hui Luo
Ideal Force LLC	An entity controlled by Yi Liu
Dreamgo Inc.	An entity controlled by Hui Luo

Due from related parties

	December 31, 2025	December 31, 2024

Dream Legal Group, Inc.	45,493	8,251
Total due from related parties	$63,316	$8,251

Due to related parties

	December 31, 2025	December 31, 2024

Luo Hui-accrued interest on promissory note	—	2,166
Luo Hui – promissory note, due on August 15, 2025; at a rate of 4% per annum	—	130,000
Due to Dream Go Inc.	63,316	117,379
Total due to related parties - current	$45,493	$249,545

The following table represents related party transactions for the year ended December 31, 2025 and 2024:

		Year Ended December 31,
Name	Business Purpose of Transaction	2025	2024
Dream Legal Group, Inc	Sublease income	$104,105	$71,344
Dreamgo Inc.	Rent expense	361,011	361,011
Genius Kid Class LLC	Consulting revenue	—	300,000
Yi Liu	Interest expense	—	—
Luo Hui	Interest expense	—	—
Totals		$465,116	$532,356

Sublease income has been reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2025 and 2024, the Company has the following right of use (ROU) assets and operating lease liabilities recognized from related party under ASC 842 (Note 4):

		December 31, 2025	December 31, 2024
Dreamgo Inc.	ROU assets	$1,246,766	$1,552,242
Dreamgo Inc.	Short term obligation under operating leases	$(195,353)	$(314,685)
Dreamgo Inc.	Long term obligation under operating leases	$(1,046,141)	$(1,241,495)

 On November 1, 2022, the Company entered into a sublease agreement with Dream Go Inc. pursuant to which Dream Go Inc. subleased to the Company the offices currently serving as the Company’s headquarters at 450 7th Avenue, New York, New York 10123. Dream Go Inc. is an entity controlled by Hui Luo, the Company’s chief executive officer. The lease expires October 31, 2029.

Related Person Transactions Policy

The Company’s board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction or arrangement, or any series of transactions or arrangements in which the Company (or its direct and indirect subsidiaries and controlled entities) is to be a participant, whether or not the Company is a party, and a related party has a direct or indirect material interest in such transaction (unless clearly incidental in nature or it is determined in accordance with the related person transaction policy that such interest is immaterial in nature such that further review is not warranted), including without limitation sales, purchases or other transfers of real or personal property, use of property and equipment by lease or otherwise, services received or provided, the borrowing and lending of funds, guarantees of loans or other undertakings and the employment by the Company of an immediate family member of a related person or a change in the terms or conditions of employment of such an individual that is material to such individual. In reviewing and approving any such transactions, the Company’s audit committee is tasked, in light of the relevant facts and circumstances whether the transaction is in, or not inconsistent with, the best interests of the Company, including, but not limited to, the position or relationship of the related person with the Company, materiality of the transaction, business purpose for and rationale of the transaction, whether the transaction is on terms comparable to those available on an arms-length basis or is on terms that the Company offers generally to persons who are not related persons, whether the transaction is in the ordinary course of business, the effect of the transaction on the Company’s business and operations, potential for a conflict of interest, and overall fairness. All such approved transactions must be reviewed and approved or ratified by the audit committee, taking into account the foregoing considerations, during the next meeting of the audit committee, or sooner if determined to be necessary by the Company’s general counsel

Director Independence

Currently, Yan Zhang, Tracy Xia, Mona Liang and Amanda Chang would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Michael T. Studer CPA P.C. served as our independent registered public accounting firm for the fiscal year ended December 31, 2024 and from January 1, 2025 until the closing of the business combination with BFAC on April 4, 2025.  Bush & Associates CPAs LLC has served as our independent registered public accounting firm since such date.  The following is a summary of fees paid or to be paid to Michael T. Studer CPA P.C. and Bush & Associates CPAs LLC for services rendered during the fiscal years ended December 31, 2025 and 2024.

Audit Fees

During the fiscal years ended December 31, 2025 and 2024, audit fees paid to Michael T. Studer CPA P.C. were $0 and $75,000, respectively, and audit fees paid to Bush & Associates CPAs LLC were $165,000 and $0, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2025 and 2024, audit-related services, consisting of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees,” were $0 and $0, respectively, paid to Michael T. Studer CPA P.C. and $15,000 and $0, respectively, paid to Bush & Associates CPAs LLC.

Tax Fees

During the fiscal years ended December 31, 2025 and 2024, no fees were paid to either Michael T. Studer or Bush & Associates CPAs LLC for tax services.

 Pre-Approval Policy

Our audit committee was formed in connection with the consummation of our business combination with BFAC. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID #6797)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.
2.1

Agreement and Plan of Merger, dated as of May 12, 2024, by and among Battery Future Acquisition Corp., BFAC Merger Sub 1 Corp, BFAC Merger Sub 2 Corp, Class Over Inc., and Classover Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).

3.1	Articles of Incorporation of Classover Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 30, 2025).
3.2	Bylaws of Classover Holdings, Inc. (incorporated by reference to Exhibit 3.3 to Company’s Current Report on Form 8-K filed on December 30, 2025).
4.1

Warrant Agreement between Battery Future Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).

4.2

Warrant Assignment, Assumption and Amendment Agreement, dated as of April 4, 2025 (incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K filed on April 10, 2025, as amended).

4.3

Specimen Common Stock Certificate of Company4.34 (incorporated by reference to Exhibit 4.3 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).

4.4	Specimen Warrant Certificate of Company (incorporated by reference to Exhibit 4.4 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).

4.5	Form of First Preferred Warrant dated as of April 4, 2025 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on April 10, 2025, as amended).
4.6	Form of Second Preferred Warrant dated as of April 4, 2025 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on April 10, 2025, as amended).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K filed on July 7, 2025)
10.1

Classover Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).

10.2

Employment Agreement, dated as of April 4, 2025, by and between the Company and Hui Luo. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 10, 2025, as amended).

10.3	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 10, 2025, as amended).
10.4

Form of Registration Rights Agreement by and between Company and the PIPE Investor. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 10, 2025, as amended).

10.5

Sublease Agreement between Class Over Inc. and Dream Go Inc. (incorporated by reference to Exhibit 10.8 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).

10.6

Marketing Consulting Agreement between Class Over Inc. and Genius Kid Class LLC (incorporated by reference to Exhibit 10.9 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).

10.7

Convertible Promissory Note issued to Yi Liu (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).

10.8

Sublease Agreement between Class Over Inc. and Dream Legal Group (incorporated by reference to Exhibit 10.11 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).

10.9

Securities Purchase Agreement for Series B Preferred Stock (incorporated by reference to Exhibit 10.12 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).

10.10	Promissory note issued to Hui Luo (incorporated by reference to Exhibit 10.15 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).
10.11	Talk-Cloud Classroom Service Agreement (incorporated by reference to Exhibit 10.5 to Company’s Registration Statement filed on Form S-4, File No. 333-283454 filed on November 26, 2024, as amended).
10.12	Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 2, 2025).

10.13	Equity Purchase Facility Agreement (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on May 1, 2025).
10.14	Form of Asset Purchase Agreement (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on May 1, 2025)
19.1*	Insider Trading Policy
21.1	List of subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on April 10, 2025, as amended).
23.1	Consent of Bush & Associates CPA LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2026.

CLASSOVER HOLDINGS, INC.

By:	/s/ Hui Luo
Hui Luo
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hui Luo	Chief Executive Officer and Chairwoman (Principal Executive Officer)	April 1, 2026
Hui Luo

/s/ Yanling Peng	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2026
Yanling Peng

/s/ Yan Zhang	Director	April 1, 2026
Yan Zhang

/s/ Tracy Xia	Director	April 1, 2026
Tracy Xia

/s/ Mona Liang	Director	April 1, 2026
Mona Liang

/s/ Amanda Chang	Director	April 1, 2026
Amanda Chang

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Classover Holdings, Inc.

8 The Green, #18195

Dover, Delaware 19901

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Classover Holdings, Inc. (the “Company”) as of December 31, 2025, and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Classover Holdings, Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

1. Valuation of acquired intellectual property

The Company acquired intellectual property with a recorded fair value of approximately $5.4 million during the year ended December 31, 2025. The valuation of this asset involved significant management judgment in selecting valuation methodologies and key assumptions, including projected cash flows and discount rates, and the Company engaged a valuation specialist to assist in determining the fair value. We also involved our valuation specialists, who developed alternative assumptions that resulted in a significantly lower valuation and led to management revising its estimate to approximately $4.1 million. Because the valuation of the intellectual property required the use of complex models, significant subjective assumptions, and the involvement of specialists, auditing this area required especially challenging, subjective, and complex auditor judgment. Accordingly, the valuation of acquired intellectual property was a critical audit matter.

How the Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the acquired intellectual property included, among others, the following:

-	We obtained and evaluated the purchase agreement and related supporting documentation to understand the terms of the acquisition and the rights obtained.
-

With the assistance of our valuation specialists, we assessed the valuation methodologies used by management’s specialist and tested the reasonableness of key assumptions, including projected cash flows, discount rates, and other significant inputs.

-	We developed independent estimates using alternative assumptions and compared the results to management’s recorded fair value and to the revised amount recognized by the Company.
-

We evaluated the Company’s process for reviewing and approving the valuation and assessed the adequacy of related financial statement disclosures regarding the acquisition and valuation of the intellectual property.

2. Valuation of convertible notes measured at fair value

On May 30, 2025, the Company entered into a Securities Purchase Agreement to issue up to $500 million of senior secured convertible notes, with an initial closing of $11 million completed on June 6, 2025. The Company elected the fair value option for this convertible debt and engaged a valuation specialist to estimate fair value, which required significant judgment in applying complex valuation models and in selecting key assumptions such as volatility, discount rates, credit spreads, and other market inputs. We involved our own valuation specialists to review management’s model and assumptions and to develop independent fair value estimates. Because the valuation of the convertible notes involved complex financial instruments, highly subjective assumptions, and the use of specialists, auditing this area required especially challenging, subjective, and complex auditor judgment. Accordingly, the valuation of convertible notes measured at fair value was a critical audit matter.

How the Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the convertible notes measured at fair value included, among others, the following:

-	We obtained and read the Securities Purchase Agreement and related amendments to understand the key terms, including conversion features, maturities, interest terms, and repayment provisions.
-	We evaluated management’s election of the fair value option and its accounting policies for the convertible notes.
-

With the assistance of our valuation specialists, we assessed the valuation methodologies applied by management’s specialist and tested the reasonableness of key assumptions, including volatility, discount rates, credit spreads, and other significant inputs.

-	We developed independent fair value estimates for the convertible notes using alternative market-based assumptions and compared those results to the fair value recorded by the Company.
-

We tested the accuracy and completeness of underlying data used in the valuation models and evaluated the related financial statement presentation and disclosures, including the description of the fair value measurements and related risks.

3. Accounting for reverse recapitalization

On April 4, 2025, Classover Holdings, Inc. (formerly Class Over Inc.) completed a transaction with Battery Future Acquisition Corp. (“BFAC”), a special purpose acquisition company, which was accounted for as a reverse recapitalization under U.S. GAAP. Accounting for this transaction required significant judgment in determining the accounting acquirer, distinguishing a reverse recapitalization from a business combination, identifying the appropriate equity structure, and recasting prior‑period earnings per share and share counts. The transaction also involved complex equity instruments and multiple legal agreements that required careful interpretation. Because of the complexity of the transaction, the significant judgments involved, and the extent of effort required to evaluate management’s conclusions, auditing the accounting for the reverse recapitalization required especially challenging, subjective, and complex auditor judgment. Accordingly, accounting for the reverse recapitalization was a critical audit matter.

How the Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the reverse recapitalization included, among others, the following:

-	We obtained and read the merger agreement and related legal documents to understand the terms of the transaction, including the structure, consideration transferred, and equity instruments issued.
-

We evaluated management’s analysis supporting the determination of the accounting acquirer and the conclusion that the transaction should be accounted for as a reverse recapitalization rather than a business combination.

-

We tested the completeness and accuracy of the transaction entries, including the recognition and classification of equity and other related balances, and assessed whether the presentation was consistent with the applicable accounting guidance.

-	We tested the Company’s calculations of shares outstanding, earnings per share, and the retrospective adjustments to prior‑period share and per‑share data.
-

We assessed the adequacy of related disclosures in the financial statements describing the transaction, the significant judgments applied, and the impacts of the reverse recapitalization on the Company’s financial position and results of operations.

/s/ Bush & Associates CPA LLC

We have served as the Company's auditor since 2025.

Las Vegas, Nevada

April 1, 2026

PCAOB ID Number 6797

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	December 31,	December 31,
	2025	2024

ASSETS

Current assets:
Cash	$2,751,594	$50,682
Prepayments and other current assets	10,129	15,557
Due from related parties	45,493	8,251

Total current assets	2,807,216	74,490

Noncurrent assets:
Property and equipment, net	154,713	218,617
Intangible assets, net	4,026,000	-
Operating lease right-of-use assets, net	1,246,766	1,552,242
Investment accounts-restricted	7,084,194	-
Investment accounts-unrestricted	220,566	-
Deposit	5,000	-

Total noncurrent assets	12,737,239	1,770,859

TOTAL ASSETS	$15,544,455	$1,845,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$145,987	$7,200
Interest payable	-	19,072
Deferred revenues	1,871,722	2,719,091
Due to related parties	63,316	249,545
Operating lease liabilities - current	195,353	314,685
Accrued liabilities and other payables	36,178	63,415

Total current liabilities	2,312,556	3,373,008

Noncurrent liabilities:
Convertible notes payable	8,201,746	1,750,000
Operating lease liabilities - noncurrent	1,046,141	1,241,495
Deferred tax liabilities	-	-
Warrant liabilities	207,000	-

Total noncurrent liabilities	9,454,887	2,991,495

TOTAL LIABILITIES	11,767,443	6,364,503

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
-Series A, 522,801 and 1,000,000 shares issued and outstanding as of December 31, 2025 and 2024*, respectively	52.00	100
-Series B, 2,775 and no shares issued and outstanding as of December 31, 2025 and 2024*, respectively	1.00	-
-Series C, 2,000 and no shares issued and outstanding as of December 31, 2025 and 2024*, respectively	-	-
Class A Common Stock, $0.0001 par value, 1,000,000 shares authorized, 130,701 shares issued and outstanding as of December 31, 2025 and 2024*, respectively	13	13
Class B Common Stock $0.0001 par value, 40,000,000 shares authorized, 496,434 and 222,659 shares issued and outstanding as of December 31, 2025 and 2024*, respectively	50	22
Additional paid-in capital	15,421,485	80,435
Accumulated deficit	(11,644,589)	(4,599,724)

Total stockholders' (deficit)	3,777,012	(4,519,154)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$15,544,455	$1,845,349

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

	For the Year Ended,
	2025	2024

Revenues:
Service revenues	$3,366,421	$3,375,604
Consulting revenues (related party)	-	300,000

Total revenues	3,366,421	3,675,604

Cost of revenues:
Cost of revenues	1,448,665	1,616,428

Total cost of revenues	1,448,665	1,616,428

Gross profit	1,917,756	2,059,176

Operating expenses:
Selling and marketing	508,703	657,003
General and administrative	4,946,263	2,196,747
Research and development	54,462	39,254

Total operating expenses	5,509,428	2,893,004

(Loss) from operations	(3,591,672)	(833,828)

Other income (expense)
Change in fair value of warrants	546,824	-
Change in fair value of crypto assets	(1,565,172)	-
Change in fair value of convertible debt	(807,703)	-
Impairment loss on intangible assets	(1,460,704)
Financing cost	(473,500)	-
Staking rewards	291,333	-
Loss on debt extinguishment	-
Interest and other expense	15,729	(9,220)

Total other income (expense)	(3,453,193)	(9,220)

(Loss) before provision for income taxes	(7,044,865)	(843,048)
Provision for income taxes	-	-

Net (loss)	$(7,044,865)	$(843,048)

Weighted average shares outstanding-Preferred Stock-Series A*	776,001	999,472
Basic and diluted net income per share-Preferred Stock-Series A*	$(4,389,700)	$(622,904)
Weighted average shares outstanding-Preferred Stock-Series B*	3,220	-
Basic and diluted net income per share-Preferred Stock-Series B*	$(18,215)	$-
Weighted average shares outstanding-Preferred Stock-Series C*	11	-
Basic and diluted net income per share-Preferred Stock-Series C*	$(62)	$-
Weighted average shares outstanding-Class A Common Stock*	130,701	130,701
Basic and diluted net income per share-Class A Common Stock*	$(739,353)	$(81,457)
Weighted average shares outstanding-Class B Common Stock*	335,442	222,527
Basic and diluted net income per share-Class B Common Stock*	$(1,897,535)	$(138,686)

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(EXPRESSED IN US DOLLARS)

	Preferred Stock-Series A*	Preferred Stock-Series A amount	Preferred Stock-Series B*	Preferred Stock-Series B amount	Preferred Stock-Series C*	Preferred Stock-Series C amount	Class A Common Stock*	Class A Common Stock amount	Class B Common Stock*	Class B Common Stock amount	Additional Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2023	967,907	$97	-	$-	-	$-	130,701	$13	214,636	$21	$55,319	$(3,756,676)	$(3,701,226)
Stock compensation issued for consulting services	32,093	3	-	-	-	-	-	-	8,023	1	25,116	-	25,120
Net loss	-	-	-	-	-	-	-	-	-	-	-	(843,048)	(843,048)
Balance at December 31, 2024	1,000,000	$100	-	$-	-	$-	130,701	$13	222,659	$22	$80,435	$(4,599,724)	$(4,519,154)
Net loss	-	-	-	-			-	-	-	-	-	(7,044,865)	(7,044,865)
Reverse recapitalization	-	-	-	-	-	-	-	-	-	-	(2,183,392)	-	(2,183,392)
Conversion of convertible debt	-	-	-	-	2,000	-	-	-	142,189	14	5,375,015	-	5,375,029
Common stock issued to SPAC public shareholders	-	-	-	-	-	-	-	-	3,368	-	1,942,298	-	1,942,298
Capital contribution from private placement	-	-	5,000	1			-	-	-	-	4,699,999	-	4,700,000
Employee stock compensation	-	-	-	-	-	-	-	-	16,400	2	402,708	-	402,710
Stock compensation to advisors	-	-	-	-	-	-	-	-	6,140	1	512,407	-	512,408
Conversion of preferred stock to common stock	(477,199)	(48)	(2,225)	-	-	-	-	-	89,178	9	39	-	-
Issurance of common stock and warrants for intangible assets acquisition	-	-	-	-			-	-	16,000	2	4,525,476	-	4,525,478
Stock issued for waiving contractual restriction	-	-	-	-			-	-	500	-	66,500	-	66,500
Balance at December 31, 2025	522,801	$52	2,775	$1	2,000	$-	130,701	$13	496,434	$50	$15,421,485	$(11,644,589)	$3,777,012

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

	For the Year Ended,
	2025	2024

Cash flows from operating activities:
Net (loss)	$(7,044,865)	$(843,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352,678	54,823
Amortization of operating lease right-of-use assets	305,476	293,526
Employee stock compensation	402,710	25,120
Stock compensation issued for advisory service	82,408
Impairment loss on intangible assets	1,460,704
Deferred tax liabilities	-	-
Change in fair value of warrants	(546,824)	-
Change in fair value of crypto assets	1,565,172	-
Change in fair value of convertible debt	807,703
Stock issued for waiving contractual restriction	66,500	-
Staking rewards	(291,333)	-
Changes in operating assets and liabilities:		-
Due from related parties	(37,242)	1,046
Prepayments and other current assets	5,428	1,843
Deposit	(5,000)	-
Accounts payable	3,766	7,140
Interest payable	-	9,103
Deferred revenues	(847,369)	157,845
Operating lease liabilities	(314,686)	(295,475)
Due to related parties	(171,744)	(237,086)
Accrued liabilities and other payables	379,764	43,898
Net cash (used in) operating activities	(3,826,755)	(781,265)

Cash flows from investing activities:
Purchases of property and equipment	-	(185,705)
Purchases of crypto assets	(1,075,000)	-
Purchases of intangible assets	(1,250,000)	-
Net cash (used in) investing activities	(2,325,000)	(185,705)

Cash flows from financing activities:
Proceeds from convertible notes payable	3,089,400	100,000
Capital contribution from private placement	4,700,000	-
Proceeds from the reverse recapitalization	1,077,752	-
Repayment of promissory notes to related party	(332,485)	-
Proceeds from promissory notes related party	318,000	130,000
Net cash provided by financing activities	8,852,667	230,000

Net (decrease) increase in cash	2,700,912	(736,970)
Cash, beginning of period	50,682	787,652

Cash, end of period	$2,751,594	$50,682

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash activities:
Issurance of common stock and warrants for intangible assets acquisition	4,525,478	-
Purchase of crypto assets through covertible debt	7,503,600	-
Common stock issued for liability payment	430,000	-
Conversion of convertible debt and interest payable	1,769,072	-
Conversion of convertible debt to common stock and Series C preferred Stock	3,605,957
Conversion of preferred stock to common stock	9	-

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2025 AND 2024

Note 1. Description of the Business and Basis of Presentation

Classover Holdings, Inc. (the “Company”) is a company incorporated on May 2, 2024 under Delaware law as a wholly owned subsidiary of the Battery Future Acquisition Corp., a Cayman Islands exempted Company (“BFAC”).

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) from the Company’s accounting records and reflect the financial position and results of operations for the fiscal years ended December 31, 2025 and 2024.

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

Liquidity and Going Concern

As of December 31, 2025, the Company had cash of $2,751,594 , current liabilities of $2,312,556 , a working capital of $494,660 and a stockholders’ equity of $3,777,012. For the year ended December 31, 2025 and 2024, the Company had loss of $7,044,865 and $843,048, respectively. The continuing losses raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed business combination with Battery Future Acquisition Corp (the “BFAC”) on April 3, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, on May 30, 2025, the Company entered into a Securities Purchase Agreement with an investor and the Company may sell to the investor up to an aggregate of $500 million in newly issued senior secured convertible notes (the “Notes”).  On June 6, 2025, the Company consummated the initial closing of $11 million of Notes. Management of the Company has evaluated the mitigation plans and determined that the current working capital, cash position, and Notes available for future issuance are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

	December 31, 2025	December 31, 2024

Cash on hand	$3,144	$3,144
Bank deposits	2,748,450	47,538
Total cash shown in the Statement of Cash Flows	$2,751,594	$50,682

Deposits

Deposits consist of credit card security deposits, which paid to the bank upon the account open. Management regularly reviews the age of these deposits and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection is made. As of December 31,2025, there was no allowance for deposits.

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

Certain digital assets are pledged as collateral under the Company’s Senior Secured Convertible Notes. Pursuant to the terms of the Securities Purchase Agreement and related Security Documents, approximately 80% of the net proceeds from the issuance of the Notes are required to be used to acquire specified digital assets and deposited into a controlled collateral account for the benefit of the noteholder. These pledged digital assets are subject to a first priority security interest and are held in a block control account while the Notes remain outstanding. Digital assets that are subject to contractual restrictions or are pledged as collateral and not available for general corporate purposes are classified as restricted digital assets. Restricted digital assets are presented separately on the Company’s consolidated balance sheets or disclosed parenthetically within digital assets.

The Company earns staking rewards from certain digital assets held by the Company. Staking rewards are recognized as income when earned and measured at fair value at the time of receipt. Such rewards are not subject to contractual restrictions and are classified as unrestricted digital assets.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at December 31, 2025 and 2024 related to uncertain tax positions.

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

Advertising Costs

Advertising costs amounted to $33,362 and $63,176 for the year ended December 31, 2025 and 2024, respectively. Advertising costs are expensed as incurred and included in selling expenses.

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

Earnings (loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and year ended December 31, 2025 and 2024, the convertible notes payable were excluded from the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

Note 3. Property and Equipment, net

Property and equipment consists of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Computers and electronic equipment	$55,532	$55,532
Furniture and fixtures	92,052	91,018
Leasehold improvements	177,865	177,865
Total property and equipment	325,449	324,415
Less: accumulated depreciation	(170,736)	(105,798)
Total property and equipment, net	$154,713	$218,617

Depreciation expense was $63,904 and $54,823 for the year ended December 31, 2025 and 2024, respectively. Depreciation expense is included within general and administrative expenses in the Company’s statements of operations.

Note 4.  Investment accounts

Investment accounts consist of cash and crypto assets held for investment purposes. Cash is carried at cost, which approximates fair value due to its short-term nature. The Company accounts for its crypto assets, which are currently primarily consisting of Solana and Worldcoin, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. The Company’s crypto assets are initially recorded at cost and subsequently are measured at fair value as of each reporting period. The Company determines the fair value of its crypto assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value are recognized in the Company’s consolidated statement of operations.

As of December 31, 2025, digital assets with a fair value of $7,084,194 were pledged as collateral under the Company’s Senior Secured Convertible Notes. Pursuant to the terms of the Securities Purchase Agreement, approximately 80% of the net proceeds from the issuance of the Notes were required to be used to acquire specified digital assets and deposited into a controlled collateral account for the benefit of the noteholder. Such digital assets are subject to a first priority security interest and are not available for general corporate purposes while the notes remain outstanding.

The following table summarizes the Company’s digital asset holdings, as of:

	December 31, 2025	December 31, 2024
Number of Solana-purchased (restricted)	56,908.26	-
Number of Solana- Staking rewards	1,672.82	-
Number of Worldcoin-purchased	25,000	-
Number of Worldcoin- Staking rewards	-	-
Crypto asset purchased carrying value	$8,578,600	$-
Staking rewards	291,333
Unrealized gain (loss) on crypto assets	(1,565,173)	-
Total investment accounts	$7,304,760	$-

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
•

Issuance of 16,000 shares of the Company’s Class B common stock (reflecting the March 2026 reverse stock split; 800,000 shares on a pre-split basis, valued at $2.94, totaling $2,352,000, based on the fair value of the shares on the acquisition date);

•

Issuance of warrants to purchase 14,786 shares of Class B common stock (reflecting the March 2026 reverse stock split; 739,278 shares on a pre-split basis, with an exercise price of $0.01 per share and an expiration date of June 30, 2030. The pre-funded warrants are exercisable on a cash or cashless basis and are subject to a 9.9% beneficial ownership blocker.) The fair value of the warrants on the acquisition date was estimated at $2.94 using the Black-Scholes option pricing model with the following assumptions:

○	Expected term: 5 years
○	Expected volatility: 4.43%
○	Risk-free interest rate: 4.2460%
○	Dividend yield: 0%

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

All equity securities issued in the transaction are subject to a nine-month lock-up pursuant to a Lock-Up Agreement entered into on the same date. The acquired IP is recorded as an intangible asset and is being amortized over its estimated useful life of 10 years. Amortization expense related to the acquired IP for the year ended December 31, 2025 was $288,773.

During the year ended December 31, 2025, the Company identified indicators of impairment related to the IP. The Company performed a recoverability test by comparing the carrying amount of the IP to the estimated undiscounted future cash flows. As a result of this analysis, the Company determined that the carrying amount was not recoverable.

Accordingly, the Company recorded an impairment loss of $1,460,704, representing the excess of the carrying amount over the estimated fair value of the IP.

The fair value of the Company’s patented technology was determined in accordance with ASC 820 using an income approach, specifically the relief-from-royalty method. Under this method, the fair value was estimated based on the present value of projected future royalty savings attributable to the ownership of the patented technology.

The valuation incorporated significant assumptions, including forecasted revenues provided by management, royalty rates ranging from approximately 5.0% to 12.0% based on comparable licensing transactions, and a discount rate of approximately 23.0%, which reflects the Company’s weighted average cost of capital and the risks associated with achieving the projected cash flows.

The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs.

As of December 31, 2025, the fair value of the patented technology was determined to be $4,026,000.

Following the impairment, the Company revised the remaining useful life and amortization of the intangible asset. Future amortization is expected to be as follows:

Year ended December 31,
2026	$423,789
2027	423,789
2028	423,789
Remaining	2,754,632
Total	$4,026,000

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

As of December 31, 2025, the Company’s operating sublease had a remaining lease term of approximately 3.8 years.

For the year ended December 31, 2025 and 2024, rent expense for the operating sublease was $361,011 and $361,011, respectively.

The Company’s sublease obligations as of December 31, 2025 are presented below:

Year ending December 31,
2026	$242,211
2027	388,790
2028	407,405
Remaining	310,115
Total future lease payments	1,348,521
Less: Interest	(107,026)
Present value of lease liabilities	$1,241,495

Future amortization of the Company’s ROU assets is presented below:

Year ending December 31,
2026	$314,154
2027	326,160
2028	340,709
Remaining	265,743
Total	$1,246,766

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

For the year ended December 31, 2025 and 2024, the Company’s income from these subleases totaled 104,105 and $108,965 respectively(which has been reflected as a reduction of general and administrative expenses in the accompanying consolidated Statements of Operations).

Note 7. Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following:

	December 31, 2025	December 31, 2024
Credit card payable	$31,268	$58,269
Payroll tax payable	4,910	5,146
Total	$36,178	$63,415

Note 8. Income Taxes

The Company had nil income tax provision for the year ended December 31, 2025 and 2024.

For the year ended December 31,
	2025	2024
Deferred income tax expense	$-	$-
Current income tax expense	-	-
Total	$-	$-

The Company has the following deferred tax assets (liabilities) as of December 31 2025 and 2024:

	As of December 31, 2025	As of December 31, 2024
Net operating loss carryforwards	$1,768,511	$965,019
Change in fair value of crypto assets	328,686	-
Change in fair value of convertible debt	169,618	-
Impairment loss on intangible assets	306,748	-
Other expense temporary difference	2,813	2,813
Total deferred tax assets	2,576,376	967,833
Deferred tax liability- Depreciation	(2,263)	(2,263)
Allowance	(2,574,113)	(965,570)
Net deferred tax liability	$-	$-

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

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the periods ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Federal statutory rate	21.0%	21.0%
Nondeductible expense	1.6%
Valuation allowance	(22.6)%	(21.0)

Effective income tax rate	0.0%	0.0%

The effective tax rate for the year ended December 31, 2025 and 2024 is less than the statutory rate primarily as a result of the valuation allowance for net deferred tax assets.

No uncertain tax benefits have been recorded for the year ended December 31, 2025 and 2024.

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

As of December 31, 2025, Classover NJ and Classover Holdings, Inc. has approximately $7,678,957 and $742,524 in federal net operating loss carryforwards, respectively. These loss carryforwards have an indefinite life.

The Company’s tax years 2022 and forward generally remain subject to examination by federal and state tax authorities.

Note 8. Related parties

As of December 31, 2025 and 2024, The Company has related party transactions with the following affiliates and affiliated entities:

Related Party Name	Relationship
Hui Luo	Majority owner of the Company
Liu Yi	Spouse of Hui Luo
Genius Kid Class LLC	An entity controlled by Yi Liu
Dream Legal Group, Inc	An entity controlled by Hui Luo
Ideal Force LLC	An entity controlled by Yi Liu
Dreamgo Inc.	An entity controlled by Hui Luo

Due from related parties

	December 31, 2025	December 31, 2024

Dream Legal Group, Inc.	45,493	8,251
Total due from related parties	$63,316	$8,251

Due to related parties

	December 31, 2025	December 31, 2024

Luo Hui-accrued interest on promissory note	—	2,166
Luo Hui – promissory note, due on August 15, 2025; at a rate of 4% per annum	—	130,000
Due to Dream Go Inc.	63,316	117,379
Total due to related parties - current	$45,493	$249,545

The following table represents related party transactions for the year ended December 31, 2025 and 2024:

		Year Ended December 31,
Name	Business Purpose of Transaction	2025	2024
Dream Legal Group, Inc	Sublease income	$104,105	$71,344
Dreamgo Inc.	Rent expense	361,011	361,011
Genius Kid Class LLC	Consulting revenue	—	300,000
Yi Liu	Interest expense	—	—
Luo Hui	Interest expense	—	—
Totals		$465,116	$532,356

Sublease income has been reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2025 and 2024, the Company has the following ROU assets and operating lease liabilities recognized from related party under ASC 842 (Note 4):

		December 31, 2025	December 31, 2024
Dreamgo Inc.	ROU assets	$1,246,766	$1,552,242
Dreamgo Inc.	Short term obligation under operating leases	$(195,353)	$(314,685)
Dreamgo Inc.	Long term obligation under operating leases	$(1,046,141)	$(1,241,495)

Note 9. Convertible notes

Conversion of convertible notes in connection with the Business Combination

Convertible notes payable is comprised of the following as of December 31, 2024:

Borrower No.	Amount	Interest Rate	Conversion Cap	Closing Date	Maturity Date	December 31, 2024
1	$250,000	0.44%	$3,000,000	2/7/2022	2/7/2027	$250,000
2	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500
3	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500
4	35,000	0.44%	3,000,000	2/7/2022	2/7/2027	35,000
5	90,000	0.44%	3,000,000	2/7/2022	2/7/2027	90,000
6	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
7	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
8	10,000	0.44%	3,000,000	2/7/2022	2/7/2027	10,000
9	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
10	30,000	0.44%	3,000,000	2/7/2022	2/7/2027	30,000
11	100,000	0.44%	3,000,000	2/7/2022	2/7/2027	100,000
12	50,000	0.44%	3,000,000	2/7/2022	2/7/2027	50,000
13	20,000	0.44%	3,000,000	2/7/2022	2/7/2027	20,000
14	20,000	0.44%	3,000,000	2/7/2022	2/7/2027	20,000
15	20,000	0.44%	3,000,000	3/3/2022	3/3/2027	20,000
16	18,176	0.44%	3,000,000	2/7/2022	2/7/2027	18,176
17	53,015	0.44%	3,000,000	2/7/2022	2/7/2027	53,015
18	53,015	0.44%	3,000,000	2/7/2022	2/7/2027	53,015
19	27,265	0.44%	3,000,000	2/7/2022	2/7/2027	27,265
20	98,529	0.44%	3,000,000	2/7/2022	2/7/2027	98,529
21	50,000	0.44%	3,000,000	4/7/2022	4/7/2027	50,000
22	200,000	0.44%	5,000,000	12/6/2023	12/6/2028	200,000
23	50,000	0.44%	5,000,000	3/15/2024	3/15/2029	50,000
24	50,000	0.44%	5,000,000	3/15/2024	3/15/2029	50,000
25	87,500	0.44%	3,000,000	2/7/2022	2/7/2027	87,500
26	62,500	0.44%	3,000,000	2/7/2022	2/7/2027	62,500
27	100,000	0.44%	3,000,000	2/7/2022	2/7/2027	100,000
Totals	$1,750,000					$1,750,000

Upon the closing of the business combination, the above notes $1,750,000 and accrued interest payable $19,072 were converted to 88,663 Class B Common Shares (reflecting the March 2026 reverse stock split; 4,433,122 shares on a pre-split basis).

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

Description of 2025 Convertible Note upon issuance:

Issue Date	June 6, 2025
Face Value	$11,000,000
Maturity	June 6, 2027
Coupon	7.0% per annum, quarterly, PIK-eligible
Conversion Price	Initially $7.36 subject to adjustments
Floor Price	$0.74 per share
Redemption	120% upon Issuer’s Call, 0% on Maturity
Use of Proceeds	80% for SOL investment; 20% for operations

During the fourth quarter ended December 31, 2025, the Company converted an aggregate principal amount of $3,225,000 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,000,000 of the notes were converted into 2,000 shares of Series C Preferred Stock, and $1,225,000 of the notes were converted into 53,526 shares of Class B Common Stock (reflecting the March 2026 reverse stock split; 2,675,975 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Series C Preferred Stock and Class B Common Stock issued upon conversion was $2,109,774 and $1,496,183, respectively. Immediately prior to conversion, the carrying value of the convertible notes approximated their fair value. As a result, the derecognition of the convertible notes and issuance of equity securities did not result in a material gain or loss upon conversion. The carrying value of the notes was reclassified to equity upon issuance of the shares.

The Company elected the fair value option (“FVO”) under ASC 825 for its senior secured convertible notes issued on June 6, 2025. Accordingly, the convertible notes are measured at fair value at each reporting date, with changes in fair value recognized in earnings within other income (expense), net.

The fair value of the convertible notes was estimated using a lattice (binomial tree) model, which captures the hybrid nature of the instrument, including the embedded conversion feature, issuer redemption option, payment-in-kind (“PIK”) interest accretion, floor-price reset provisions, and contractual call premiums. The valuation incorporates market participant assumptions consistent with ASC 820 and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. As of December 31, 2025, the aggregate contractual principal amount of the convertible notes was $7,775,000.

Level 3 Quantitative Inputs

The significant inputs used in the valuation as of December 31, 2025 were as follows:

Input	Amount
Face value	$7,775,000
Fair value	$8,201,746
Volatility	100.0%
Risk-free rate	3.48%
Remaining contractual term	1.43 years
PIK interest rate	7.00%
Stock price	$0.178
Conversion price (floor)	$0.74
Redemption premium	120%

The Company applied a contractual floor conversion price of $0.74 per share, as the market-price reset formula would otherwise have resulted in a lower conversion price based on 95% of the lowest six-day VWAP. The Company did not separately isolate the portion of the fair value change attributable to instrument-specific credit risk. The fair value measurement primarily reflects changes in the Company’s stock price, expected volatility, time to maturity, collateral coverage triggers, conversion reset provisions, and other market-based factors. No separate credit spread or own-credit adjustment was applied in the valuation model. The fair value of the convertible notes is sensitive to changes in expected volatility, which represents a significant unobservable input.

A hypothetical 10% increase in expected volatility would have decreased the fair value by approximately $220,805, while a 10% decrease would have decreased the fair value adjustment to approximately $44,519, with all other assumptions held constant.

The following table summarizes the changes in the fair value of the Company’s convertible notes classified within Level 3 of the fair value hierarchy:

Fair value at December 31, 2024	-
Initial recognition at principal amount	11,000,000
Changes in fair value recognized in earnings	807,703
Conversion into common and preferred stock	(3,605,957)
Fair value at December 31, 2025	8,201,746

Note 10. Warrant Liabilities

In connection with the Reorganization Merger, the Company has assumed 345,000 warrants outstanding (reflecting the March 2026 reverse stock split; 17,250,000 warrants on a pre-split basis) from BFAC public shareholders.

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

The Company accounts for the 345,000 warrants (reflecting the March 2026 reverse stock split; 17,250,000 warrants on a pre-split basis) issued in connection with the Public Offering of BFAC in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each condensed balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

The following table presents the changes in the fair value of warrant liabilities:

Fair value as of April 4, 2025 (Reorganization Merger Date)	$753,824
Change in fair value	(546,825)
Fair value as of December 31, 2025	$207,000

Note 11. Recurring fair value measurements

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

The following tables present fair value information as of December 31, 2025, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

December 31, 2025	Level 1	Level 2	Level 3
Assets:
Investment- Crypto asset	$7,304,760	$-	$-
Liabilities
Warrant liabilities	$207,000	$-	$-
Convertible notes payable	$-	$-	$8,201,746

Note 12. Segment information and revenue analysis

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

Disaggregated information of revenues by stream are as follows:

	Year Ended December 31,
	2025	2024
Revenues:
Time-based subscriptions	$854,851	$1,161,383
Credit-based subscriptions	2,511,570	2,214,221
Marketing revenues (related party)	—	300,000
Total revenues	$3,366,421	$3,675,604

Note 13. Commitments and Contingencies

Legal Proceedings

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. At December 31, 2025, the Company was not involved in any material legal proceedings regarding claims or legal actions against the Company.

Note 14. Equity

As of December 31, 2025, the total number of shares which the Company shall have the authority to issue is 51,000,000 shares (reflecting the March 2026 reverse stock split; 510,000,000 shares on a pre-split basis), which include 1,00,000 shares of Class A common stock (reflecting the March 2026 reverse stock split; 50,000,000 shares on a pre-split basis, par value $0.0001 per share), 40,000,000 shares of Class B common stock (reflecting the March 2026 reverse stock split; 200,000,000 shares on a pre-split basis, par value $0.0001 per share, par value $0.0001 per share), and 10,000,000 shares of preferred stock. The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. Each Series A Preferred Shares are convertible to Class B Common Shares on a 50 to 1 basis. , Each Series B and Series C Preferred Shares are convertible to Class B Common Shares. The conversion price of Series B Preferred Shares are the greater of 92% of the lowest Volume Weighted Average Price (“VMAP”) of the stock price five days before conversion, or adjusted floor price. The conversion price of Series C Preferred Shares are the lower of 95% of the lowest VMAP of the stock price six days before conversion, or initial conversion price. Holders of shares of Common Stock will exclusively possess all voting power with respect to the Company and are entitled vote on all matters submitted to the Company’s stockholders for their vote or approval. Each share of Class A Common Stock has the voting power of twenty-five votes and each share of Class B Common Stock has the voting power of one vote.

Reverse Recapitalization and De-SPAC Merger

On April 4, 2025, The Company consummated a business combination with Classover DE and BFAC (the SPAC), resulting in a reverse recapitalization. As part of the transaction:

•	Former Classover DE shareholders received 12,500,000 shares of Company’s equity, including:

○	130,710 Class A common shares to Hui Luo (reflecting the March 2026 reverse stock split; 6,535,014 shares on a pre-split basis)
○	30,638 Class B common shares to other Classover shareholders (reflecting the March 2026 reverse stock split; 1,531,864 shares on a pre-split basis)
○	1,000,000 Series A Preferred Shares to Classover equity holders
○	88,663 Class B common shares to convertible note holders upon conversion (reflecting the March 2026 reverse stock split; 4,433,122 shares on a pre-split basis)

•	BFAC Sponsor received 192,021 Class B common shares (reflecting the March 2026 reverse stock split; 9,600,000 shares on a pre-split basis)
•

Remaining BFAC IPO investors were issued 3,368 Class B common shares (reflecting the March 2026 reverse stock split; 168,356 shares on a pre-split basis), representing residual trust shares post-redemptions (3,683,125 original shares less 3,514,769 redeemed)

•	345,000 warrants (reflecting the March 2026 reverse stock split; 17,250,000 warrants on a pre-split basis were exchanged 1-for-1 with original BFAC warrant holders)

These equity issuances were part of the reverse recapitalization and accounted for in accordance with ASC 805-40. No goodwill or intangible assets were recorded. The conversion of convertible notes was accounted for in accordance with ASC 470-20, with no gain or loss recognized upon conversion.

Shares issued in connection with the Company’s Merger on April, 4, 2025:

	Common Share- reflecting the March 2026 reverse stock split	Common Share- on a pre-split basis

Holders of BFAC public shareholders – Class B	3,368	168,356
BFAC sponsors – Class B	192,021	9,600,000
Founder of Classover DE – Class A	130,701	6,535,014
Rest of Classover DE shareholders prior to merger – Class B	1,531,864	1,531,864
Convertible note holders of Classover Inc. prior to merger – Class B	88,663	4,433,122
Classover DE equity holders-Series A Preferred Shares	1,000,000	1,000,000
Total Class A common shares	130,701	6,535,014
Total Class B common shares	314,690	15,733,342
Total Series A Preferred Shares	1,000,000	1,000,000

PIPE Investment

On April 4 and April 14, 2025, a PIPE investor invested $5,000,000 via a PIPE agreement with 5,000 Series B Preferred Shares to the PIPE investor. Preferred shares were classified as equity under ASC 480. $5,000,000 was delivered, less $300,000 in transaction costs, with net proceeds of $4,700,000. On May 30, 2025, the Company issued 500 Class B common shares (reflecting the March 2026 reverse stock split; 25,000 shares on a pre-split basis) to the investor as consideration for waving specific financing restrictions under the PIPE agreement. Shares issued as contract modifications are recorded at fair value and $66,500 expense was recorded when the waiver becomes effective, per ASC 470 and ASC 505.

2024 Incentive Plan

In connection with the Reorganization Merger, the Company adopted the Equity Incentive Plan (the “2024 Incentive Plan”). The 2024 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or equity-related cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2024 Incentive Plan.

The 2024 Incentive Plan provides for the future issuance of shares of the Company’s Class B Common Shares, representing 8% of the number of shares of the Company’s Common Stock outstanding following the Business Combination (after giving effect to the Redemption). Accordingly, the 2024 Incentive Plan is eligible to issue up to 65,373 Class B Common Shares (reflecting the March 2026 reverse stock split; 3,268,668 shares on a pre-split basis).

•

On April 17, 2025, 16,400 shares (reflecting the March 2026 reverse stock split; 820,000 shares on a pre-split basis) were granted as equity-based compensation to two employees of the Company, which will be vested over three years.

•

On April 28, 2025, 2,000 shares (reflecting the March 2026 reverse stock split; 100,000 shares on a pre-split basis) were issued to a third-party advisor for advisory services which will be vested over one year.

•	On September 6, 2025, 80 shares (reflecting the March 2026 reverse stock split; 4,000 shares on a pre-split basis) were issued to a third-party advisor for advisory services which was fully vested.

•

On October 28, 2025, 200 shares (reflecting the March 2026 reverse stock split; 10,000 shares on a pre-split basis) were issued to a third-party advisor to collaborate on joint branding, public relations initiatives, and exploration of blockchain-based educational products which will be vested over one year.

•

On October 31, 2025, 60 shares (reflecting the March 2026 reverse stock split; 3,000 shares on a pre-split basis) were issued to a third-party advisor for advisory services to provide strategic and technical guidance related to the Company’s AI education initiatives which will be vested over 90 days.

Shares were measured at fair value on grant date under ASC 718. Compensation cost is recognized ratably over the vesting period. During the year ended December 31, 2025 and 2024, stock compensation cost were $485,119 and $25,120 .

Other equity transactions

On April 17, 2025, 3,800 shares (reflecting the March 2026 reverse stock split; 190,000 shares on a pre-split basis) were issued to a professional service provider as part of an outstanding bill payment amount to $430,000.

On June 30, 2025, 415,131 Series A Preferred Shares were converted into 8,304 Class B common shares (reflecting the March 2026 reverse stock split; 415,131 shares on a pre-split basis on a 1:1 basis). The conversion was accounted for as an equity-for-equity exchange under ASC 505. No gain or loss recognized.

On June 30, 2025, the Company acquired intellectual property using $1,250,000 cash, 16,000 Class B common shares (reflecting the March 2026 reverse stock split; 800,000 shares on a pre-split basis) and 14,786 warrants (reflecting the March 2026 reverse stock split; 739,278 warrants on a pre-split basis). The transaction was accounted for under ASC 805-50 as an asset acquisition. Shares and warrants were valued at fair value on grant date. (See Note 5)

On October 9, 2025, 62,068 series A preferred shares were canceled, in exchange, the company issued 11,938 class B common shares (reflecting the March 2026 reverse stock split; 596,808 shares on a pre-split basis) to the investors

On December 22, 2025, the company's shareholders approved a few proposals through a special meeting: a). redomestiacate the company from Delaware Corporation to Nevada Corporation, b) adopt the new incentive plan - 2025 Long-Term Incentive Equity Plan, a total of 100,000 shares of Class B stock (reflecting the March 2026 reverse stock split; 5,000,000 shares on a pre-split basis) is reserved for employee, the size of pool is subject to increase at the time the market cap of the company hits certain milestones. c) approve to execute a reverse stock split of all outstanding shares, including Class A and Class B, at a ratio from 1-for-2, to 1-for-50, to be determined by board of directors.

During the fourth quarter ended December 31, 2025, the Company converted an aggregate principal amount of $3,225,000 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,000,000 of the notes were converted into 2,000 shares of Series C Preferred Stock, and $1,225,000 of the notes were converted into 53,526 shares of Class B Common Stock (reflecting the March 2026 reverse stock split; 2,675,975 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Series C Preferred Stock and Class B Common Stock issued upon conversion was $2,109,774 and $1,496,183, respectively. Immediately prior to conversion, the carrying value of the convertible notes approximated their fair value. As a result, the derecognition of the convertible notes and issuance of equity securities did not result in a material gain or loss upon conversion. The carrying value of the notes was reclassified to equity upon issuance of the shares. ranking senior to common but subordinate to Series B Preferred, Each Series C convertible preferred share entitled to 7% annual dividends payable every quarter in Class B common shares, and can be converted to class B common at $0.2029.

During the fourth quarter ended December 31, 2025, the Company received several conversion notices from a holder of its Series B Convertible Preferred Stock to convert 2,225 shares of Series B Convertible Preferred Stock into 68,936 shares (reflecting the March 2026 reverse stock split; 3,446,349 shares on a pre-split basis)of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series B Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

Note 15. Concentration of risk

Credit risk

The Company’s concentration of credit risk relates to financial institutions holding the Company’s cash. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The insurance coverage for cash deposits at each bank is $250,000. As of December 31, 2025, a cash balance of $1,982,747 deposited with three financial institutions was uninsured. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.

Customer concentration risk

For the year ended December 31, 2025 and 2024, no customer accounted for more than 10% of the Company’s total revenues.

Vendor concentration risk

For the year ended December 31, 2025 and 2024, no vendor accounted for over 10% of the Company’s total purchases.

Note 16 . Subsequent Event

In January 2026, company issued 43,000 shares of Class B common stock (reflecting the March 2026 reverse stock split; 2,150,000 shares on a pre-split basis) to executives and employees under the Management Inventive Shares Plan.

On February 11, 2026, 900 shares of Series B Preferred Stock were converted into 93,104 shares of Class B Common Stock per the existing agreement (reflecting the March 2026 reverse stock split; 4,655,200 shares on a pre-split basis)

On February 10, 2026, the Company's board authorized to repurchase up to $2,000,000 Class B common shares. The repurchase program does not obligate the Company to acquire any particular amount of shares of Class B common stock.

On March 6, 2026, the Company terminated an Equity Purchase Facility Agreement (the “EPFA”) with Solana Strategic Holdings LLC (the “Investor”) pursuant to which, subject to certain conditions precedent contained therein, the Company had the right to issue and sell to the Investor up to an aggregate of $400 million in newly issued shares of the Company’s Class B common stock, par value $0.0001 per share.

In March 2026, 14,786 pre-funded warrants (reflecting the March 2026 reverse stock split; 739,278 warrants shares on a pre-split basis) were exercised, resulting in the issuance of 12,431 shares of Common Stock (reflecting the March 2026 reverse stock split; 621,550 shares on a pre-split basis).

From January 2026 to March 2026, $2,742,500 convertible debt has been converted into 529,749 shares of Class B common stock per the existing agreement (reflecting the March 2026 reverse stock split; 26,487,450 shares on a pre-split basis).

On March 9, 2026, the Company effected a reverse stock split of its outstanding Class A common stock and Class B common stock (the “Reverse Split”) at a ratio of 1-for-50, as well as an associated reduction in the number of shares of Class A common stock and Class B common stock the Company is authorized to issue  from 50,000,000 shares of Class A common stock to 1,000,000 shares of Class A common stock and 2,000,000,000 shares of Class B common stock to 40,000,000 shares of Class B common stock. The number of issued and outstanding shares of common stock was reduced proportionately. The par value per share remained unchanged. All share and per share amounts presented in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

