Form 10-Q
period 2026-03-31
Classover Holdings, Inc.
filed 2026-05-15
CIK 2022308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had 130,701 shares of Class A Common Stock, par value $0.0001 per share, and 7,813,359 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

 (EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash	$2,116,631	$2,751,594
Prepayments and other current assets	13,448	10,129
Due from related parties	4,666	45,493

Total current assets	2,134,745	2,807,216

Noncurrent assets:
Property and equipment, net	172,548	154,713
Intangible assets, net	3,920,053	4,026,000
Operating lease right-of-use assets, net	1,168,705	1,246,766
Investment accounts-restricted	4,729,446	7,084,194
Investment accounts-unrestricted	215,326	220,566
Deposit	5,000	5,000

Total noncurrent assets	10,211,077	12,737,239

TOTAL ASSETS	$12,345,822	$15,544,455

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$125,689	$145,987
Deferred revenues	1,756,361	1,871,722
Due to related parties	63,316	63,316
Operating lease liabilities - current	280,678	195,353
Accrued liabilities and other payables	34,017	36,178

Total current liabilities	2,260,061	2,312,556

Noncurrent liabilities:
Convertible notes payable	5,162,521	8,201,746
Operating lease liabilities - noncurrent	960,320	1,046,141
Deferred tax liabilities	-	-
Warrant liabilities	284,625	207,000

Total noncurrent liabilities	6,407,466	9,454,887

TOTAL LIABILITIES	8,667,527	11,767,443

Commitments and contingencies	-	-

Stockholders' equity:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
-Series A, 522,801 shares issued and outstanding as of March 31, 2026 and December 31, 2025*	52	52
-Series B, 1,875 and 2,775 shares issued and outstanding as of March 31, 2026 and December 31, 2025*, respectively	1	1
-Series C, 2,000 shares issued and outstanding as of March 31, 2026 and 2025*, respectively	-	-
Class A Common Stock, $0.0001 par value, 1,000,000 shares authorized, 130,701 shares issued and outstanding as of March 31, 2026 and 2025*	13	13
Class B Common Stock $0.0001 par value, 40,000,000 shares authorized, 1,174,718 and 496,434 shares issued and outstanding as of March 31, 2026 and 2025*, respectively	117	50
Additional paid-in capital	19,510,235	15,421,485
Accumulated deficit	(15,832,123)	(11,644,589)

Total stockholders' equity	3,678,295	3,777,012

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,345,822	$15,544,455

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$519,198	$816,016

Total revenues	519,198	816,016

Cost of revenues:
Cost of revenues	258,300	410,650

Total cost of revenues	258,300	410,650

Gross profit	260,898	405,366

Operating expenses:
Selling and marketing	45,021	121,427
General and administrative	1,096,156	573,539
Research and development	14,536	6,307

Total operating expenses	1,155,713	701,273

(Loss) from operations	(894,815)	(295,907)

Other income (expense)
Change in fair value of warrants	(77,625)	-
Change in fair value of crypto assets	(2,444,670)	-
Change in fair value of convertible debt	(860,631)	-
Staking rewards	84,680	-
Interest and other expense	5,527	(1,300)

Total other (expense)	(3,292,719)	(1,300)

(Loss) before provision for income taxes	(4,187,534)	(297,207)
Provision for income taxes	-	-

Net (loss)	$(4,187,534)	$(297,207)

Weighted average shares outstanding-Preferred Stock-Series A*	522,801	1,000,000
Basic and diluted net income per share-Preferred Stock-Series A*	$(1,462,541)	$(219,607)
Weighted average shares outstanding-Preferred Stock-Series B*	2,295	-
Basic and diluted net income per share-Preferred Stock-Series B*	$(6,420)	$-
Weighted average shares outstanding-Preferred Stock-Series C*	2,000	-
Basic and diluted net income per share-Preferred Stock-Series C*	$(5,595)	$-
Weighted average shares outstanding-Class A Common Stock*	130,701	130,701
Basic and diluted net income per share-Class A Common Stock*	$(365,637)	$(28,703)
Weighted average shares outstanding-Class B Common Stock*	839,082	222,659
Basic and diluted net income per share-Class B Common Stock*	$(2,347,341)	$(48,897)

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 (EXPRESSED IN US DOLLARS)

	Preferred Stock-Series A*	Preferred Stock-Series A amount	Preferred Stock-Series B*	Preferred Stock-Series B amount	Preferred Stock-Series C*	Preferred Stock-Series C amount	Class A Common Stock*	Class A Common Stock amount	Class B Common Stock*	Class B Common Stock amount	Additional Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2025	522,801	$52	2,775	$1	2,000	$-	130,701	$13	496,434	$50	$15,421,485	$(11,644,589)	$3,777,012
Net loss	-	-	-	-			-	-	-	-	-	(4,187,534)	(4,187,534)
Conversion of convertible debt	-	-	-	-	-	-	-	-	529,749	53	3,899,804	-	3,899,857
Employee stock compensation	-	-	-	-	-	-	-	-	43,000	4	188,956	-	188,960
Conversion of preferred stock to common stock	-	-	(900)	-	-	-	-	-	93,104	9	(9)	-	-
Issuance of common stock for warrants excise	-	-	-	-	-	-	-	-	12,431	1	(1)	-	-
Balance at March 31, 2026 (Unaudited)	522,801	$52	1,875	$1	2,000	$-	130,701	$13	1,174,718	$117	$19,510,235	$(15,832,123)	$3,678,295

Balance at December 31, 2024	1,000,000	$100	-	$-	-	$-	130,701	$13	222,659	$22	$80,435	$(4,053,883)	$(3,973,313)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(297,207)	(297,207)
Balance at March 31, 2025 (Unaudited)	1,000,000	$100	-	$-	-	$-	130,701	$13	222,659	$22	$80,435	$(4,351,090)	$(4,270,520)

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026

See accompanying notes to the consolidated financial statements.

CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net (loss)	$(4,187,534)	$(297,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,695	16,221
Amortization of operating lease right-of-use assets	78,061	75,221
Employee stock compensation	188,960	-
Change in fair value of warrants	77,625	-
Change in fair value of crypto assets	2,444,670	-
Change in fair value of convertible debt	860,631	-
Staking rewards	(84,680)	-
Changes in operating assets and liabilities:
Due from related parties	40,827	6,421
Prepayments and other current assets	(3,319)	12,119
Deposit	-	(5,000)
Accounts payable	(20,299)	530
Deferred revenues	(115,361)	(104,044)
Operating lease liabilities	(496)	(77,063)
Due to related parties	-	48,365
Accrued liabilities and other payables	(2,160)	36,171
Net cash (used in) operating activities	(602,380)	(288,266)

Cash flows from investing activities:
Purchases of property and equipment	(32,583)	-
Net cash (used in) investing activities	(32,583)	-

Cash flows from financing activities:
Proceeds from promissory notes related party	-	318,000
Net cash provided by financing activities	-	318,000

Net (decrease) increase in cash	(634,963)	29,734
Cash, beginning of period	2,751,594	50,682

Cash, end of period	$2,116,631	$80,416

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash activities:
Issuance of common stock for warrants excise	1	-
Conversion of convertible debt to common stock	3,899,857	-
Conversion of preferred stock to common stock	9	-

See accompanying notes to the consolidated financial statements.

 CLASSOVER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREETHREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2026. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024.

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

Liquidity and Going Concern

As of March 31, 2026, the Company had cash of $2,116,631, current liabilities of $2,260,061, a working capital deficit of $125,316 and a stockholders’ equity of $3,678,295. For the three months ended March 31, 2026 and 2025, the Company had loss of $4,187,534 and $297,207, respectively. The continuing losses raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed business combination with Battery Future Acquisition Corp (the “BFAC”) on April 3, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, on May 30, 2025, the Company entered into a Securities Purchase Agreement with an investor and the Company may sell to the investor up to an aggregate of $500 million in newly issued senior secured convertible notes (the “Notes”).  On June 6, 2025, the Company consummated the initial closing of $11 million of Notes. Management of the Company has evaluated the mitigation plans and determined that the current working capital, cash position, and Notes available for future issuance are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

	March 31, 2026	December 31, 2025

Cash on hand	$3,146	$3,144
Bank deposits	2,113,485	2,748,450
Total cash shown in the Statement of Cash Flows	$2,116,631	$2,751,594

Deposits

Deposits consist of credit card security deposits, which paid to the bank upon the account open. Management regularly reviews the age of these deposits and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection is made. As of March 31,2026, there was no allowance for deposits.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at March 31, 2026 and 2025 related to uncertain tax positions.

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

Advertising Costs

Advertising costs amounted to $5,075 and $7,402 for the three months ended March 31, 2026 and 2025, respectively. Advertising costs are expensed as incurred and included in selling expenses.

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

Earnings (loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2026 and 2025, the convertible notes payable were excluded from the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

Note 3. Property and Equipment, net

Property and equipment consists of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Computers and electronic equipment	$57,570	$55,532
Robots	30,545	-
Furniture and fixtures	92,052	92,052
Leasehold improvements	177,865	177,865
Total property and equipment	358,032	325,449
Less: accumulated depreciation	(185,484)	(170,736)
Total property and equipment, net	$172,548	$154,713

Depreciation expense was $14,748 and $16,221 for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense is included within general and administrative expenses in the Company’s statements of operations.

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

As of March  31, 2026, digital assets with a fair value of $4,729,446 were pledged as collateral under the Company’s Senior Secured Convertible Notes. Pursuant to the terms of the Securities Purchase Agreement, approximately 80% of the net proceeds from the issuance of the Notes were required to be used to acquire specified digital assets and deposited into a controlled collateral account for the benefit of the noteholder. Such digital assets are subject to a first priority security interest and are not available for general corporate purposes while the notes remain outstanding.

The following table summarizes the Company’s digital asset holdings, as of:

	March 31, 2026	December 31, 2025
Number of Solana-purchased (restricted)	56,908.26	56,908.26
Number of Solana- Staking rewards	2,505.39	1,672.82
Number of World Coin purchased	24,690.80	24,690.80
Number of World Coin - Staking rewards	-	-
Crypto asset purchased carrying value	$8,578,600	$8,578,600
Staking rewards	376,012	291,333
Unrealized gain (loss) on crypto assets	(4,009,841)	(1,565,173)
Total investment accounts	$4,944,771	$7,304,760

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

All equity securities issued in the transaction are subject to a nine-month lock-up pursuant to a Lock-Up Agreement entered into on the same date. The acquired IP is recorded as an intangible asset and is being amortized over its estimated useful life of 10 years. Amortization expense related to the acquired IP for the three months ended March 31, 2026 was $105,947.

During the year ended December 31, 2025, the Company identified indicators of impairment related to the IP. The Company performed a recoverability test by comparing the carrying amount of the IP to the estimated undiscounted future cash flows. As a result of this analysis, the Company determined that the carrying amount was not recoverable.

Accordingly, the Company recorded an impairment loss of $1,460,704 for the year ended December 31, 2025, representing the excess of the carrying amount over the estimated fair value of the IP. No additional impairment loss was recorded for the three months ended March 31, 2026.

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

The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs

As of March 31, 2026, the fair value of the patented technology was determined to be $3,920,053.

Following the impairment, the Company revised the remaining useful life and amortization of the intangible asset. Future amortization is expected to be as follows:

Year ended December 31,
2026	$317,842
2027	423,789
2028	423,789
Remaining	2,754,633
Total	$3,920,053

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

As of March  31, 2026, the Company’s operating sublease had a remaining lease term of approximately 3.6 years.

For the quarter ended March 31, 2026 and 2025, rent expense for the operating sublease was $90,253.

The Company’s sublease obligations as of March 31, 2026 are presented below:

Year ending December 31,
2026	$229,523
2027	388,790
2028	407,405
Remaining	310,115
Total future lease payments	1,335,833
Less: Interest	(94,835)
Present value of lease liabilities	$1,240,998

Future amortization of the Company’s ROU assets is presented below:

Year ended December 31,
2026	$236,092
2027	326,160
2028	340,709
Remaining	265,744
Total	$1,168,705

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

For the three months ended March 31, 2026 and 2025, the Company’s income from these subleases totaled $4,666 and $24,854 respectively (which has been reflected as a reduction of general and administrative expenses in the accompanying consolidated Statements of Operations).

Note 7. Accrued Liabilities and Other Payables

 Accrued liabilities and other payables consisted of the following:

	March 31, 2026	December 31, 2025
Credit card payable	$23,572	$31,268
Payroll tax payable	10,445	4,910
Total	$34,017	$36,178

Note 8. Income Taxes

The Company had nil income tax provision for the three months ended March 31, 2026 and 2025.

For the three months ended March 31,
	2026	2025
Deferred income tax expense	$-	$-
Current income tax expense	-	-
Total	$-	$-

The Company has the following deferred tax assets (liabilities) as of March 31, 2026 and December 31 2025:

	As of March 31, 2026	As of December 31, 2025
Net operating loss carryforwards	$1,937,479	$1,768,511
Change in fair value of crypto assets	842,067	328,686
Change in fair value of convertible debt	350,350	169,618
Impairment loss on intangible assets	306,748	306,748
Other expense temporary difference	2,813	2,813
Total deferred tax assets	3,439,457	2,576,376
Deferred tax liability- Depreciation	(2,263)	(2,263)
Allowance	(3,437,194)	(2,574,113)
Net deferred tax liability	$-	$-

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

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the periods ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Federal statutory rate	21.0%	21.0%
Nondeductible expense	(0.4)%	-
Valuation allowance	(20.6)	(21.0)

Effective income tax rate	0.0%	0.0%

The effective tax rate for the three months ended March 31, 2026 and 2025 is less than the statutory rate primarily as a result of the valuation allowance for net deferred tax assets.

No uncertain tax benefits have been recorded for the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026, Classover NJ and Classover Holdings, Inc. has approximately $8,379,483 and $846,608 in federal net operating loss carryforwards, respectively. These loss carryforwards have an indefinite life.

The Company’s tax years 2023 and forward generally remain subject to examination by federal and state tax authorities.

Note 9. Related parties

As of March 31, 2026 and 2025, The Company has related party transactions with the following affiliates and affiliated entities:

Related Party Name	Relationship
Hui Luo	Majority owner of the Company
Liu Yi	Spouse of Hui Luo
Dream Legal Group, Inc	An entity controlled by Hui Luo
Ideal Force LLC	An entity controlled by Yi Liu
Dreamgo Inc.	An entity controlled by Hui Luo

Due from related parties

	March 31, 2026	December 31, 2025

Dream Legal Group, Inc.	4,666	45,493
Total due from related parties	$4,666	$45,493

Due to related parties

	March 31, 2026	December 31, 2025

Due to Dream Go Inc.	63,316	63,316
Total due to related parties - current	$63,316	$63,316

The following table represents related party transactions for the quarter ended March 31, 2026 and 2025:

		Three Months Ended December 31,
Name	Business Purpose of Transaction	2026	2025
Dream Legal Group, Inc	Sublease income	$4,666	$23,471
Dreamgo Inc.	Rent expense	90,253	90,253
Yi Liu	Interest expense	—	161
Luo Hui	Interest expense	—	1,300
Totals		$94,919	$115,185

Sublease income has been reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, the Company has the following ROU assets and operating lease liabilities recognized from related party under ASC 842 (Note 4):

		March 31, 2026	December 31, 2025
Dreamgo Inc.	ROU assets	$1,168,705	$1,246,766
Dreamgo Inc.	Short term obligation under operating leases	$(280,678)	$(195,353)
Dreamgo Inc.	Long term obligation under operating leases	$(960,320)	$(1,046,141)

Note 10. Convertible notes

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

During the three months ended March 31, 2026, the Company converted an aggregate principal amount of $2,742,500 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,742,500 of the notes were converted into 529,749 shares of Class B Common Stock (reflecting the March 2026 reverse stock split; 26,487,424 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Class B Common Stock issued upon conversion was $3,899,856.

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

The fair value of the convertible notes was estimated using a lattice (binomial tree) model, which captures the hybrid nature of the instrument, including the embedded conversion feature, issuer redemption option, payment-in-kind (“PIK”) interest accretion, floor-price reset provisions, and contractual call premiums. The valuation incorporates market participant assumptions consistent with ASC 820 and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. As of March 31, 2026 and December 31, 2025, the aggregate contractual principal amount of the convertible notes was $5,162,521 and $5,032,500.

Level 3 Quantitative Inputs

The significant inputs used in the valuation as of December 31, 2025 were as follows:

Input	December 31, 2025	March 31, 2026
Face value	$7,775,000	$5,032,500
Fair value	$8,201,746	$5,162,522
Volatility	100.0%	94.0%
Risk-free rate	3.48%	3.68%
Remaining contractual term	1.43 years	1.18 years
PIK interest rate	7.00%	7.00%
Stock price	$0.178	$0.0616
Conversion price (floor)	$0.74	$0.74
Redemption premium	120%	120%

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

Based on the sensitivity analysis performed as of December 31, 2025, a hypothetical 10% increase in expected volatility would have decreased the fair value by approximately $220,805, while a 10% decrease would have decreased the fair value adjustment to approximately $44,519, with all other assumptions held constant. Based on the sensitivity analysis performed as of March 31, 2026, increasing volatility from 94% to 120% would decrease the fair value by approximately $128,332, while decreasing volatility from 94% to 80% would increase the fair value by approximately $149,096.

The following table summarizes the changes in the fair value of the Company’s convertible notes classified within Level 3 of the fair value hierarchy:

Fair value at December 31, 2024	-
Initial recognition at principal amount	11,000,000
Changes in fair value recognized in earnings	807,703
Conversion into common and preferred stock	(3,605,957)
Fair value at December 31, 2025	8,201,746
Changes in fair value recognized in earnings	860,631
Conversion into common stock	(3,899,856)
Fair value at March 31, 2026	5,162,521

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

The following table presents the changes in the fair value of warrant liabilities:

Fair value as of December 31, 2025	$207,000
Change in fair value	77,625
Fair value as of March 31, 2026	$284,625

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

The following tables present fair value information as of March 31, 2026, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

March 31, 2026	Level 1	Level 2	Level 3
Assets:
Investment- Crypto asset	$4,944,771	$-	$-
Liabilities
Warrant liabilities	$284,625	$-	$-
Convertible notes payable	$-	$-	$5,162,521

December 31, 2025	Level 1	Level 2	Level 3
Assets:
Investment- Crypto asset	$7,304,760	$-	$-
Liabilities
Warrant liabilities	$207,000	$-	$-
Convertible notes payable	$-	$-	$8,201,746

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

Disaggregated information of revenues by stream are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:
Time-based subscriptions	$131,296	$253,238
Credit-based subscriptions	387,902	562,778
Total revenues	$519,198	$816,016

Note 14. Commitments and Contingencies

Legal Proceedings

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. At March 31, 2026, the Company was not involved in any material legal proceedings regarding claims or legal actions against the Company.

Note 15. Equity

As of March 31, 2026, the total number of shares which the Company shall have the authority to issue is 51,000,000 shares (reflecting the March 2026 reverse stock split; 510,000,000 shares on a pre-split basis), which include 1,000,000 shares of Class A common stock (reflecting the March 2026 reverse stock split; 50,000,000 shares on a pre-split basis, par value $0.0001 per share), 40,000,000 shares of Class B common stock (reflecting the March 2026 reverse stock split; 200,000,000 shares on a pre-split basis, par value $0.0001 per share, par value $0.0001 per share), and 10,000,000 shares of preferred stock. The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. Each Series A Preferred Shares are convertible to Class B Common Shares on a 50 to 1 basis , Each Series B and Series C Preferred Shares are convertible to Class B Common Shares. The conversion price of Series B Preferred Shares are the greater of 92% of the lowest Volume Weighted Average Price (“VMAP”) of the stock price five days before conversion, or adjusted floor price. The conversion price of Series C Preferred Shares are the lower of 95% of the lowest VMAP of the stock price six days before conversion, or initial conversion price. Holders of shares of Common Stock will exclusively possess all voting power with respect to the Company and are entitled vote on all matters submitted to the Company’s stockholders for their vote or approval. Each share of Class A Common Stock has the voting power of twenty-five votes and each share of Class B Common Stock has the voting power of one vote.

Reverse Recapitalization and De-SPAC Merger

On April 4, 2025, The Company consummated a business combination with Classover DE and BFAC (the SPAC), resulting in a reverse recapitalization. As part of the transaction:

•	Former Classover DE shareholders received 12,500,000 shares of Company’s equity, including:
	○	130,701 Class A common shares to Hui Luo (reflecting the March 2026 reverse stock split; 6,535,014 shares on a pre-split basis)
	○	30,638 Class B common shares to other Classover shareholders (reflecting the March 2026 reverse stock split; 1,531,864 shares on a pre-split basis)
	○	1,000,000 Series A Preferred Shares to Classover equity holders
	○	88,663 Class B common shares to convertible note holders upon conversion (reflecting the March 2026 reverse stock split; 4,433,122 shares on a pre-split basis)
•	BFAC Sponsor received 192,021 Class B common shares (reflecting the March 2026 reverse stock split; 9,600,000 shares on a pre-split basis)
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

Shares issued in connection with the Company’s Merger on April, 4, 2025:

	Common Share- reflecting the March 2026 reverse stock split	Common Share- on a pre-split basis

Holders of BFAC public shareholders – Class B	3,368	168,356
BFAC sponsors – Class B	192,021	9,600,000
Founder of Classover DE – Class A	130,701	6,535,014
Rest of Classover DE shareholders prior to merger – Class B	30,638	1,531,864
Convertible note holders of Classover Inc. prior to merger – Class B	88,663	4,433,122
Classover DE equity holders-Series A Preferred Shares	1,000,000	1,000,000
Total Class A common shares	130,701	6,535,014
Total Class B common shares	314,690	15,733,342
Total Series A Preferred Shares	1,000,000	1,000,000

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

•	On April 17, 2025, 16,400 shares (reflecting the March 2026 reverse stock split; 820,000 shares on a pre-split basis) were granted as equity-based compensation to two employees of the Company, which will be vested over three years.
•	On April 28, 2025, 2,000 shares (reflecting the March 2026 reverse stock split; 100,000 shares on a pre-split basis) were issued to a third-party advisor for advisory services which will be vested over one year.
•	On September 6, 2025, 80 shares (reflecting the March 2026 reverse stock split; 4,000 shares on a pre-split basis) were issued to a third-party advisor for advisory services which was fully vested.
•	On October 28, 2025, 200 shares (reflecting the March 2026 reverse stock split; 10,000 shares on a pre-split basis) were issued to a third-party advisor to collaborate on joint branding, public relations initiatives, and exploration of blockchain-based educational products which will be vested over one year.
•	On October 31, 2025, 60 shares (reflecting the March 2026 reverse stock split; 3,000 shares on a pre-split basis) were issued to a third-party advisor for advisory services to provide strategic and technical guidance related to the Company’s AI education initiatives which will be vested over 90 days.
•	On January 21, 2026, 28,000 shares (reflecting the March 2026 reverse stock split; 1,400,000 shares on a pre-split basis) were issued to three employees of the Company which will be vested over four years.

2025 Incentive Plan

On January 9, 2026, the Company registered 100,000 shares (reflecting the March 2026 reverse stock split; 5,000,000 shares on a pre-split basis), issuable pursuant to the Company’s 2025 Long-Term Incentive Equity Plan (the “2025 Incentive Plan”).  The purpose of the Classover Holdings, Inc. 2025 Incentive Plan (“Plan”) is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential future contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to the Company and aligning their interests with those of the Company's stockholders

•

On January 21, 2026, 15,000 shares (reflecting the March 2026 reverse stock split; 750,000 shares on a pre-split basis) were granted as equity-based compensation to two employees of the Company, which will be vested over four years.

Shares were measured at fair value on grant date under ASC 718. Compensation cost is recognized ratably over the vesting period. For the three months ended March 31, 2026, stock compensation cost under 2024 and 2025 inventive plan was $188,960. There was no stock compensation for the three months ended March 31, 2025.

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

During the three months ended March 31, 2026, the Company converted an aggregate principal amount of $2,742,500 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,742,500 of the notes were converted into 529,749 shares of Class B Common Stock (reflecting the March 2026 reverse stock split; 26,487,424 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Class B Common Stock issued upon conversion was $3,899,857.

During the three months ended March 31, 2026, the Company received several conversion notices from a holder of its Series B Convertible Preferred Stock to convert 900 shares of Series B Convertible Preferred Stock into 93,104 shares (reflecting the March 2026 reverse stock split; 4,655,200  shares on a pre-split basis) of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series B Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

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

Note 16. Concentration of risk

Credit risk

The Company’s concentration of credit risk relates to financial institutions holding the Company’s cash. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The insurance coverage for cash deposits at each bank is $250,000. As of March 31, 2026, a cash balance of $1,049,764 deposited with three financial institutions was uninsured. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.

Customer concentration risk

For the three months ended March 31, 2026 and 2025, no customer accounted for more than 10% of the Company’s total revenues.

Vendor concentration risk

For the three months ended March 31, 2026 and 2025, no vendor accounted for over 10% of the Company’s total purchases.

Note 17. Subsequent Event

In April 2026, 1,875 shares of Series B Preferred Stock were converted into 1,291,763 shares of Class B Common Stock per the existing agreement。

In April and May 2026, an aggregate of $5,032,500 convertible debt was converted into 5,346,878 shares of Class B common stock per the existing agreement。

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CLASSOVER’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an online enrichment class platform that offers over 40 courses taught by experienced, independent educators. Our program caters to children aged 4 to 17, providing personalized attention and a supportive learning environment. Unlike traditional classes, we give students the unique opportunity to explore their interest in-depth via interactive, live streaming courses with flexible time slots. Our total revenue decreased by $296,818, or 36%, from $816,016 for the three months ended March 31, 2025, to $519,198 for the three months ended March 31, 2026. Our gross profit decreased by $144,468, from $405,366 for the three months ended March 31, 2025, to $260,898 for the three months ended March 31, 2026. Our gross profit margin remained unchanged at 50% for the three months ended March 31, 2026 as compared to same period in 2025.

Business Model

We understand that it is easier to learn when students are interested, so we highlight variety in our business  model. Our platform offers a wide breadth of affordable enrichment programs including language, science, technology, engineering, arts, mathematics, music, and many more. Since our platform handles enrollments, record keeping, and many other administrative tasks that usually take up educators’ time, our educator can focus on sharing knowledge about topics they love with our students.

We analyze data gathered on our platform to better determine our students’ most relevant education needs, helping us match them with relevant courses and learning paths, thereby driving higher customer satisfaction. Once a learner enrolls in a course, we strive to provide an effective learning experience through tutoring, assessments, Q&As, and interactive sessions.

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

Ability to attract new registered users and paid subscribers

Our business model is dependent upon our ability to grow and maintain a large user base, and it also requires that we grow and keep registered users and paid subscribers. As of March 31, 2026 and 2025, we have 73,881 and 65,614 registered users, respectively.

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

Ability to attract and retain high quality independent teacher contractors

We believe that students are attracted to us largely because of the high quality and wide selection of enrichment and academic lessons offered by our high quality independent teacher contractors, and that continuing to attract and retain many high quality educator partners will be an important factor in attracting registered users and paid subscribers and increasing our revenue over time. We believe that our reach, reputation, and compensation packages provide an attractive value proposition for educators to partner with us to develop and distribute enrichment content. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our user base, improving recommendation and personalization features, and developing marketing capabilities that drive higher conversions. As of March 31, 2026 and 2025, we have 1,229 and 977 educator partners working with us, respectively.

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

	For the Three Months Ended March 31,		Variance
	2026	2025	Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$519,198	$816,016	$(296,818)	-36%

Total revenues	519,198	816,016	(296,818)	-36%

Cost of revenues:
Cost of revenues	258,300	410,650	(152,350)	-37%

Total cost of revenues	258,300	410,650	(152,350)	-37%

Gross profit	260,898	405,366	(144,468)	-36%

Operating expenses:
Selling and marketing	45,021	121,427	(76,406)	-63%
General and administrative	1,096,156	573,539	522,617	91%
Research and development	14,536	6,307	8,229	130%

Total operating expenses	1,155,713	701,273	454,440	65%
	-	-
(Loss) from operations	(894,815)	(295,907)	(598,908)	202%

Other income (expense)
Change in fair value of warrants	(77,625)	-	(77,625)	100%
Change in fair value of crypto assets	(2,444,670)	-	(2,444,670)	100%
Change in fair value of convertible debt	(860,631)	-	(860,631)	100%
Staking rewards	84,680	-	84,680	100%
Interest and other expense	5,527	(1,300)	6,827	-525%

Total other income (expense)	(3,292,719)	(1,300)	(3,291,419)	253186%

(Loss) before provision for income taxes	(4,187,534)	(297,207)	(3,890,327)	1309%
Provision for income taxes	-	-	-	100%
	-	-
Net (loss)	$(4,187,534)	$(297,207)	$(3,890,327)	1309%

Revenue

The summary information by revenue stream are as follows:

	For the Three Months Ended March 31,		Variance
	2026	2025	Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$519,198	$816,016	$(296,818)	-36%

Total revenues	$519,198	$816,016	$(296,818)	-36%

Our total revenue decreased by $296,818, or 36% from $816,016 for the three months ended March 31, 2025, to $519,198 for the three months ended March 31, 2026. The decrease was primarily attributable to reduced customer traffic and lower user engagement on the Company’s platform during the quarter, which resulted in decreased demand for both credit-based course purchases and pass subscription products. During this period, management devoted greater operational focus and resources to public company compliance, treasury management, and strategic initiatives, including AI-related projects and the Company's broader AI-driven strategic transformation. Management believes these efforts may support the Company's long-term growth and the continued development of its AI-powered education initiatives.

Costs of Revenue

	For the Three Months Ended March 31,		Variance
	2026	2025	Amount	Variance %
	(Unaudited)	(Unaudited)
Compensation	$240,302	$371,390	(131,088)	-35%
Payment Processing Fee	4,297	16,809	(12,512)	-74%
Streaming Services	13,700	22,450	(8,750)	-39%
Total	$258,300	$410,650	$(152,350)	-37%

Cost of revenues decreased by $152,350, or 37%, from $410,650 for the three months ended March 31, 2025, to $258,300 for the three months ended March 31, 2026.

The decrease in cost of revenues was primarily attributable to lower customer activity and reduced sales volume during the quarter, and was generally consistent with the decrease in revenues. Compensation expenses for independent educators and employees directly involved in providing services decreased by $131,088, or 35%, from $371,390 for the three months ended March 31, 2025, to $240,302 for the three months ended March 31, 2026.

Gross profit margin

	For the Three Months Ended March 31,
	2026	2025	Variance
	(Unaudited)	(Unaudited)
Service revenues
Gross profit	260,898	405,366	(144,468)
Gross margin	50%	50%	1%

The total gross profit margin increased remains at 50% for the three months ended March 31, 2026 and 2025.

Operating expenses

During the three months ended March 31, 2026, we incurred total operating expenses of $1,155,713, an increase of $454,440, or 65%, as compared to total operating expenses of $701,273 during the three months ended March 31, 2025.

General and administrative expenses increased significantly by $522,617, or 91%, from $573,539 for the three months ended March 31, 2025, to $1,096,156 for the three months ended March 31, 2026. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses. The increase in general and administrative expenses in the three months ended March 31, 2026 as compared to same period last year was primarily attributable to an increase of $188,960 stock compensation to management, an increase of $146,441 on employee compensation, an increase of $103,510 on amortization expenses in relation to our IP assets, and an increase of $81,976 professional expenses in relation to our merger. Specifically,

Our other general expenses increased by $81,976 from $171,328 for the three months ended March 31, 2025, to $253,305 for the three months ended March 31, 2026. The increase was primarily attributable to higher regulatory registration expenses and professional accounting fees as we completed a merger with Battery Future Acquisition Corp. (“BFAC”) and became a public listed company.

Employee compensation expenses increased by $146,441 from $294,900 for the three months ended March 31, 2025, to $441,341 for the three months ended March 31, 2026. The increase is primarily driven by additional hiring during 2026 to support our growth. In addition, there was an upward adjustment to executive compensation, further contributing to the overall compensation growth.

In addition, employee stock compensation was $188,960 for the three months ended March 31, 2026. There was no employee stock compensation for the three months ended March 31, 2025.

Amortization and depreciation expenses increased by $104,474 from $16,221 for the three months ended March 31, 2025, to $120,695 for the three months ended March 31, 2026. The increase was primarily attributable to the amortization of the intangible assets.

Other expense

Other expense for the three months ended March 31, 2026, was $3,292,719  as compared to $1,300 for the three months ended March 31, 2025. The spike on other expense was primarily attributable to a decrease of $2,444,670 in fair value of crypto assets and an increase of $860,631 in fair value of convertible debt.

Provision for income taxes

We had no income tax provision for the three months ended March 31, 2026 and 2025 as we made fully allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized.

Net Loss

As a result of the combination of factors discussed above, our net loss increased to$4,187,534 for the three months ended March 31, 2026  from net loss of $297,207 for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $2,116,631. Cash consists primarily of cash on hand and bank deposits. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits:

	March 31, 2026	December 31, 2025

Cash on hand	$3,146	$3,144
Bank deposits	2,113,485	2,748,450
Total cash shown in the Statement of Cash Flows	$2,116,631	$2,751,594

The accompanying consolidated financial statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2026, the Company had cash of $2,116,631, a working capital deficit of $125,316 and a stockholders’ equity of $3,678,295. In addition, for the three months ended March 31, 2026, the Company had net loss of $4,187,534, and net cash used in operating activities of $602,380. These factors among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company completed business combination with Battery Future Acquisition Corp (the “BFAC”) on April 3, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, on May 30, 2025, the Company entered into a Securities Purchase Agreement with an investor and the Company may sell to the investor up to an aggregate of $500 million in newly issued senior secured convertible notes (the “Notes”), of which 80% could be used for treasury purposes and 20% could be general working capital purposes .  On June 6, 2025, the Company consummated the initial closing of $11 million of Notes. As of the date of this financial statement, the Company has up to $489 million in convertible notes available to issue. Management of the Company has evaluated the mitigation plans and determined that the current working capital, cash position, and Notes available for future issuance are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

	For the three months ended March 31,
	2026	2025

Net cash (used in) operating activities	$(602,380)	$(288,266)
Net cash (used in) investing activities	(32,583)	-
Net cash provided by financing activities	-	318,000
Change in cash and cash equivalents	(634,963)	29,734
Cash and cash equivalents, beginning of year	2,751,594	50,682
Cash and cash equivalents, end of year	$2,116,631	$80,416

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was primarily attributable to net loss of $4,187,534, decrease in deferred revenues of $115,361, and change in crypto staking rewards of $84,680. Cash outflow was partially offset by and change in fair value of warrants of $77,625, change in fair value of convertible debt of $860,631, change in fair value of crypto assets of $2,444,670, non-cash amortization of operating lease right-of-use assets $ 78,061, employee stock compensation of $188,960, and depreciation and amortization of $120,695.

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

Investing Activities

Net cash used in investing activities was $32,583 for the three months ended March 31, 2026. The increase was primarily due to our purchases of property and equipment.

Net cash used in investing activities was $0 for the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2026.

Net cash provided by financing activities was $318,000 for the three months ended March 31, 2025, an increase of $218,000, as compared to $100,000  net cash provided by financing activities for the three months ended March 31, 2024. The increase was mainly due to the issuance of promissory notes in the amount of $140,000 to the related party, and an advance of $178,000 from related party for the Company’s operating fund.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at March 31, 2026 and 2025 related to uncertain tax positions.

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

Recent Issued Accounting Pronouncements

For a detailed discussion on recent accounting pronouncements, see Note 2 to the consolidated financial statements included elsewhere in the Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CLASSOVER HOLDINGS, INC.

Dated: May 15, 2026	By.	/s/ Hui Luo
Hui Luo
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2026	By.	/s/ Yanling Peng
Yanling Peng
Chief Financial Officer
(Principal Financial Officer)

