Form 10-Q
period 2026-06-30
KIDZ AI Inc.
filed 2026-08-13
CIK 2022308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-42588

KIDZ AI Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-2827182
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

450 7th Avenue, Suite 905, New York, NY	10123
(Address of principal executive offices)	(Zip code)

(800) 345-9588

(Issuer’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $0.0001 per share	KIDZ	The Nasdaq Stock Market LLC
Redeemable warrants	KIDZW	The Nasdaq Stock Market LLC

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

As of August 12, 2026, the registrant had 13,071 shares of Class A Common Stock, par value $0.0001 per share, and 12,896,205 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

KIDZ AI INC AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

 (EXPRESSED IN US DOLLARS)

	June 30	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,878,823	$2,751,594
Restricted cash	$3,003,537
Prepayments and other current assets	20,494	10,129
Due from related parties	16,783	45,493

Total current assets	8,919,637	2,807,216

Noncurrent assets:
Property and equipment, net	156,740	154,713
Intangible assets, net	3,814,105	4,026,000
Operating lease right-of-use assets, net	1,090,638	1,246,766
Investment accounts-restricted	-	7,084,194
Investment accounts-unrestricted	21,772	220,566
Deposit	-	5,000

Total noncurrent assets	5,083,255	12,737,239

TOTAL ASSETS	$14,002,892	$15,544,455

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$124,015	$145,987
Deferred revenues	1,700,931	1,871,722
Due to related parties	36,234	63,316
Operating lease liabilities - current	339,760	195,353
Accrued liabilities and other payables	93,847	36,178

Total current liabilities	2,294,787	2,312,556

Noncurrent liabilities:
Convertible notes payable	667,413	8,201,746
Operating lease liabilities - noncurrent	873,653	1,046,141
Deferred tax liabilities	-	-
Warrant liabilities	217,350	207,000

Total noncurrent liabilities	1,758,416	9,454,887

TOTAL LIABILITIES	4,053,203	11,767,443

Commitments and contingencies	-	-

Stockholders' equity:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
-Series A, 522,801 shares issued and outstanding as of June 30, 2026 and December 31, 2025*	52	52
-Series B, 0 and 2,775 shares issued and outstanding as of June 30, 2026 and December 31, 2025*, respectively	1	1
-Series C, 1,175 shares issued and outstanding as of June 30, 2026 and 2025*, respectively	-	-
Class A Common Stock, $0.0001 par value, 100,000 shares authorized, 13,070 shares issued and outstanding as of June 30, 2026 and December 31, 2025*	1	1
Class B Common Stock $0.0001 par value, 2,500,000,000 shares authorized, 2,416,846 and 49,653 shares issued as of June 30, 2026 and December 31, 2025*, respectively; and 2,414,846 and 49,653 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	241	5
Treasury stock, 2,000 shares at cost	(3,518)	-
Additional paid-in capital	28,281,109	15,421,542
Accumulated deficit	(18,328,197)	(11,644,589)

Total stockholders' equity	9,949,689	3,777,012

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,002,892	$15,544,455

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026 and June 4, 2026

See accompanying notes to the consolidated financial statements.

KIDZ AI INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$481,831	$725,648	$1,001,029	$1,541,664

Total revenues	481,831	725,648	1,001,029	1,541,664

Cost of revenues:
Cost of revenues	270,109	402,930	528,409	813,580

Total cost of revenues	270,109	402,930	528,409	813,580

Gross profit	211,722	322,718	472,620	728,084

Operating expenses:
Selling and marketing	54,526	110,085	99,547	231,512
General and administrative	1,267,947	1,889,175	2,364,103	2,462,714
Research and development	37,555	22,491	52,091	28,798

Total operating expenses	1,360,028	2,021,751	2,515,741	2,723,024

(Loss) from operations	(1,148,306)	(1,699,033)	(2,043,121)	(1,994,940)

Other income (expense)
Change in fair value of warrants	67,275	(1,540,424)	(10,350)	(1,540,424)
Change in fair value of crypto assets	(944,706)	182,665	(3,389,376)	182,665
Change in fair value of convertible debt	(464,471)	(260,630)	(1,325,102)	(260,630)
Financing cost	-	(473,500)		(473,500)
Staking rewards	7,318	6,548	91,998	6,548
Interest and other expense	(13,184)	(43,435)	(7,657)	(44,735)

Total other (expense)	(1,347,768)	(2,128,776)	(4,640,487)	(2,130,076)

(Loss) before provision for income taxes	(2,496,074)	(3,827,809)	(6,683,608)	(4,125,016)
Provision for income taxes	-	38,360	-	38,360

Net (loss)	$(2,496,074)	$(3,866,169)	$(6,683,608)	$(4,163,376)

Weighted average shares outstanding-Class A Common Stock*	13,070	13,070	13,070	13,070
Basic and diluted net income per share-Class A Common Stock*	$(2.00)	$(4.00)	$(7.00)	$(4.00)
Weighted average shares outstanding-Class B Common Stock*	893,170	32,982	486,497	27,625
Basic and diluted net income per share-Class B Common Stock*	$(2.00)	$(4.00)	$(7.00)	$(4.00)

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026 and June 4, 2026

See accompanying notes to the consolidated financial statements.

KIDZ AI INC. AND SUBSIDIARIES

 UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

 (EXPRESSED IN US DOLLARS)

	Preferred Stock-Series A*	Preferred Stock-Series A amount	Preferred Stock-Series B*	Preferred Stock-Series B amount	Preferred Stock-Series C*	Preferred Stock-Series C amount	Class A Common Stock*	Class A Common Stock amount	Class B Common Stock*	Class B Common Stock amount	Additional Paid-in Capital	Treasury stock	Accumulated deficit	Total
Balance at December 31, 2025	522,801	$52	2,775	$1	2,000	$-	13,070	$1	49,653	$5	$15,421,542	$-	$(11,644,589)	$3,777,012
Net loss	-	-	-	-			-	-	-	-	-	-	(4,187,534)	(4,187,534)
Conversion of convertible debt	-	-	-	-	-	-	-	-	52,995	5	3,899,852	-	-	3,899,857
Employee stock compensation	-	-	-	-	-	-	-	-	4,300	-	188,960	-	-	188,960
Conversion of preferred stock to common stock	-	-	(900)	-	-	-	-	-	9,315	1	(1)	-	-	-
Issurance of common stock for warrants excise	-	-	-	-	-	-	-	-	1,244	-	-	-	-	-
Balance at March 31, 2026 (Unaudited)	522,801	$52	1,875	$1	2,000	$-	13,070	$1	117,507	$11	$19,510,353	$-	$(15,832,123)	$3,678,295
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,496,074)	(2,496,074)
Conversion of preferred stock to common stock	-	-	(1,875)	-	(825)	-	-	-	985,741	99	(99)	-	-	-
Conversion of convertible debt	-	-	-	-	-	-	-	-	534,688	53	5,559,525	-	-	5,559,578
Capital contribution from private placement	-	-	-	-	-	-	-	-	778,910	78	3,032,827	-	-	3,032,905
Repurchase of treasury stock	-	-	-	-	-	-	-	-	-	-	-	(3,518)	-	(3,518)
Employee stock compensation	-	-	-	-	-	-	-	-	-	-	167,261	-	-	167,261
Stock compensation to advisors	-	-	-	-	-	-	-	-	-	-	11,242	-	-	11,242
Balance at June 30, 2026 (Unaudited)	522,801	$52	-	$1	1,175	$-	13,070	$1	2,416,846	$241	$28,281,109	$(3,518)	$(18,328,197)	$9,949,689

Balance at December 31, 2024	1,000,000	$100	-	$-	-	$-	13,070	$1	22,268	$2	$80,467		$(4,599,724)	$(4,519,154)
Net loss	-	-	-	-	-	-	-	-	-	-	-		(297,207)	(297,207)
Balance at Mrach 31, 2025 (Unaudited)	1,000,000	$100	-	$-	-	$-	13,070	$1	22,268	$2	$80,467		$(4,896,931)	$(4,816,361)
Net loss	-	-	-	-	-	-	-	-	-	-	-		(3,866,169)	(3,866,169)
Reverse recapitalization	-	-	-	-	-	-	-	-		-	(2,183,392)		-	(2,183,392)
Conversion of convertible debt	-	-	-	-	-	-	-	-	8,866	1	1,769,071		-	1,769,072
Common stock issued to SPAC public shareholders	-	-	-	-	-	-	-	-	337	-	1,942,298		-	1,942,298
Capital contribution from private placement	-	-	5,000	1	-	-	-	-	-	-	4,699,999		-	4,700,000
Employee stock compensation	-	-	-	-	-	-	-	-	1,640	-	118,444		-	118,444
Stock compensation to advisors	-	-	-	-	-	-	-	-	580	-	448,833		-	448,833
Conversion of preferred stock to common stock	(415,131)	(42)	-	-	-	-	-	-	832	-	42		-	-
Issurance of common stock and warrants for intangible assets acquisition	-	-	-	-	-	-	-	-	1,600	-	4,525,478		-	4,525,478
Stock issued for waiving contractual restriction	-	-	-	-	-	-	-	-	50	-	66,500		-	66,500
Balance at June 30, 2025 (Unaudited)	584,869	$58	5,000	$1	-	$-	13,070	$1	36,173	$3	$11,467,740		$(8,763,100)	$2,704,703

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026 and June 4, 2026

See accompanying notes to the consolidated financial statements.

KIDZ AI INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (EXPRESSED IN US DOLLARS)

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net (loss)	$(6,683,608)	$(4,163,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242,451	32,442
Amortization of operating lease right-of-use assets	156,128	151,201
Employee stock compensation	367,463	118,444
Stock compensation issued for advisory service		18,833
Deferred tax liabilities		38,360
Change in fair value of warrants	10,350	1,540,424
Change in fair value of crypto assets	3,389,376	(182,665)
Change in fair value of convertible debt	1,325,102	260,630
Stock issued for waiving contractual restiction		66,500
Staking rewards	(91,998)	(6,548)
Changes in operating assets and liabilities:
Due from related parties	28,710	4,446
Prepayments and other current assets	(10,365)	12,072
Deposit	5,000	(5,000)
Accounts payable	(21,973)	1,513,002
Interest payable	-	50,630
Deferred revenues	(170,791)	(240,112)
Operating lease liabilities	(28,081)	(154,885)
Due to related parties	(27,082)	(53,183)
Accrued liabilities and other payables	57,670	374,008
Net cash (used in) operating activities	(1,451,648)	(624,777)

Cash flows from investing activities:
Purchases of property and equipment	(32,583)	-
Purchases of crypto assets	(16,000)	(1,050,000)
Sales of crypto assets	4,001,610
Purchases of intangible assets		(1,250,000)
Net cash (used in) investing activities	3,953,027	(2,300,000)

Cash flows from financing activities:
Proceeds from convertible notes payable	600,000	3,089,400
Capital contribution from private placement	3,032,905	4,700,000
Proceeds from the reverse recapitalization	-	1,077,752
Repurchase of treasury stock	(3,518)
Repayment of promissory notes to related party	-	(332,485)
Proceeds from promissory notes related party	-	318,000

Net cash provided by financing activities	3,629,387	8,852,667

Net (decrease) increase in cash, cash equivalents and restricted cash	6,130,766	5,927,890
Cash, cash equivalents and restricted cash, beginning of period	2,751,594	50,682

Cash, cash equivalents and restricted cash, end of period	$8,882,360	$5,978,572

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash activities:
Issurance of common stock for warrants excise	-	4,525,398
Purchase of crypto assets through convertible debt		7,503,600
Common stock issued for liability payment		430,000
Conversion of convertible debt to common stock	9,459,435	1,769,072
Conversion of preferred stock to common stock	100	42

See accompanying notes to the consolidated financial statements.

 KIDZ AI INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

Note 1. Description of the Business and Basis of Presentation

KIDZ AI Inc. (formerly Classover Holdings, Inc.) (the “Company”) is a company incorporated on May 2, 2024 under Delaware law as a wholly owned subsidiary of the Battery Future Acquisition Corp., a Cayman Islands exempted Company (the “BFAC”).

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2026. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024.

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

Liquidity and Going Concern

As of June 30, 2026, the Company had cash and cash equivalents of $5,878,823, current liabilities of $2,294,787, a working capital surplus of $6,624,850 and a stockholders’ equity of $9,949,689. For the three months ended June 30, 2026 and 2025, the Company had losses of $2,496,074 and $3,866,169, respectively, and for the six months ended June 30, 2026 and 2025, the Company had losses of $6,683,608 and $4,163,376, respectively. The continuing losses raise substantial doubt about the ability of the Company to continue as a going concern. The Company completed business combination with Battery Future Acquisition Corp (the “BFAC”) on April 3, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, on May 30, 2025, the Company entered into a Securities Purchase Agreement with an investor and the Company may sell to the investor up to an aggregate of $500 million in newly issued senior secured convertible notes (the “Notes”). On June 6, 2025, the Company consummated the initial closing of $11 million of Notes. On May 28, 2026 the Company issued an additional Senior Secured Convertible Note with an aggregate principal amount of $600,000. On May 12, 2026, the Company received approval from the SEC on S-3, which allows the Company to sell up to $200,000,000 securities. The securities may be offered separately, together, or in series, and in amounts, at prices and on other terms to be determined at the time of each offering. On May 14, 2026, the Company entered into an At-the-Market Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time through or to the Agent, up to an aggregate of $9,115,000 (amended and increase to $12,455,000 on June 5, 2026) of shares of its Class B common stock. On May 21, 2026, the Company entered into a ChEF Purchase Agreement (the “ChEF Agreement”) with Chardan Capital Markets LLC. Pursuant to the ChEF Agreement, subject to certain conditions precedent contained therein, the Company has the right, but not the obligation, to issue and sell to Chardan, and Chardan shall purchase from the Company, up to an aggregate of $100 million in newly issued shares of the Company’s Class B common stock. Subject to certain conditions and limitations, the Company will control the timing and amount of any sales of Shares to Chardan pursuant to the ChEF Agreement. Management of the Company has evaluated the mitigation plans and determined that the current working capital, cash position, and financing options available for future issuance are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

Cash, Cash Equivalents and Restricted cash

Cash consists primarily of cash on hand, bank deposits, and U.S. dollar ("USD") balances held in the Company's investment accounts. The Company also maintains U.S. dollar-denominated stablecoins ("USDC") that are classified as restricted cash in the accompanying consolidated balance sheets pursuant to the terms of the Company's financing arrangements. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits.

	June 30, 2026	December 31, 2025

Cash on hand	$3,146	$3,144
Bank deposits	5,875,677	2,748,450
Restricted USDC in investment accounts	3,003,537
Total cash shown in the Statement of Cash Flows	$8,882,360	$2,751,594

Deposits

Deposits consist of credit card security deposits, which paid to the bank upon the account open. Management regularly reviews the age of these deposits and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection is made. As of June 30,2026, there was no allowance for deposits.

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

Certain digital assets are pledged as collateral under the Company’s Senior Secured Convertible Notes as of December 31, 2025. Pursuant to the terms of the Securities Purchase Agreement and related Security Documents, approximately 80% of the net proceeds from the issuance of the Notes are required to be used to acquire specified digital assets and deposited into a controlled collateral account for the benefit of the noteholder. These pledged digital assets are subject to a first priority security interest and are held in a block control account while the Notes remain outstanding. Digital assets that are subject to contractual restrictions or are pledged as collateral and not available for general corporate purposes are classified as restricted digital assets. Restricted digital assets are presented separately on the Company’s consolidated balance sheets or disclosed parenthetically within digital assets.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at June 30, 2026 and 2025 related to uncertain tax positions.

Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value in accordance with the accounting guidance applicable to fair value measurements and disclosures.

The carrying values of cash, accounts payable, deferred revenues, due to related parties, and accrued liabilities and other payables are deemed to be reasonable estimates of their fair values because of their short-term nature.

Research and Development Costs

Research and development expenses are expensed as incurred and include compensation-related expenses to the outsourced subcontractors for maintenance of our online learning platform and ongoing investments in AI-related product development.

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

Advertising Costs

Advertising costs amounted to $18,841 and $11,187 for the three months ended June 30, 2026 and 2025, respectively, and $23,916 and $18,589 for the six months ended June 30, 2026 and 2025. Advertising costs are expensed as incurred and included in selling expenses.

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

Earnings (loss) per Share

The Company computes earnings (loss) per share ("EPS") in accordance with ASC 260, Earnings per Share. Basic earnings (loss) per share is computed using the two-class method, which allocates undistributed earnings or losses between common stockholders and participating securities based on their respective participation rights. The Company's Preferred Stock is considered a participating security and is therefore included in the allocation of earnings (loss) under the two-class method.

Basic earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders, after the allocation of earnings (loss) to participating securities, by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares include convertible preferred stock, convertible notes, warrants and stock options. For the three and six months ended June 30, 2026 and 2025, all potential common shares were anti-dilutive due to the Company's net loss and, accordingly, diluted earnings (loss) per share equals basic earnings (loss) per share.

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

Note 3. Property and Equipment, net

Property and equipment consists of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Computers and electronic equipment	$57,570	$55,532
Robots	30,545	-
Furniture and fixtures	92,052	92,052
Leasehold improvements	177,865	177,865
Total property and equipment	358,032	325,449
Less: accumulated depreciation	(201,292)	(170,736)
Total property and equipment, net	$156,740	$154,713

Depreciation expense was $15,808 and $16,221 for the three months ended June 30, 2026 and 2025, respectively, and $30,556 and $32,442 for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense is included within general and administrative expenses in the Company’s statements of operations.

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

As of June 30, 2026 and December 31, 2025, digital assets with a fair value of $nil and $7,084,194 were pledged as collateral under the Company’s Senior Secured Convertible Notes. Pursuant to the terms of the Securities Purchase Agreement, approximately 80% of the net proceeds from the issuance of the Notes were required to be used to acquire specified digital assets and deposited into a controlled collateral account for the benefit of the noteholder. Such digital assets are subject to a first priority security interest and are not available for general corporate purposes while the notes remain outstanding. On May 28, 2026, the Company entered into the First Amendment to the Securities Purchase Agreement. (See First Convertible Notes Amendment)

The following table summarizes the Company’s digital asset holdings, as of:

	June 30, 2026	December 31, 2025
Number of Solana-purchased (restricted)	-	56,908.26
Number of Solana- Staking rewards	-	1,672.82
Number of World Coin purchased	12,690.80	25,000
Number of World Coin - Staking rewards	-	-
Number of Hyperliquid purchased	251.71	-
Crypto asset purchased carrying value	$28,850	$8,578,600
Staking rewards	505	291,333
Unrealized gain (loss) on crypto assets	(7,582)	(1,565,173)
Total investment accounts	$21,773	$7,304,760

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
•

Issuance of 1,600 shares of the Company’s Class B common stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock split; 800,000 shares on a pre-split basis, valued at $2.94 per share immediately prior to giving effect to the reverse stock splits, totaling $2,352,000, based on the fair value of the shares on the acquisition date);

•

Issuance of warrants to purchase 1,479 shares of Class B common stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock split; 739,278 shares on a pre-split basis, with an exercise price of $0.01 per share and an expiration date of June 30, 2030. The pre-funded warrants are exercisable on a cash or cashless basis and are subject to a 9.9% beneficial ownership blocker.) The fair value of the warrants on the acquisition date was estimated at $2.94 using the Black-Scholes option pricing model with the following assumptions:

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

All equity securities issued in the transaction are subject to a six-month lock-up pursuant to a Lock-Up Agreement entered into on the same date. The acquired IP is recorded as an intangible asset and is being amortized over its estimated useful life of 10 years. Amortization expense related to the acquired IP for the three and six months ended June 30, 2026 was $105,947 and $211,895.

During the year ended December 31, 2025, the Company identified indicators of impairment related to the IP. The Company performed a recoverability test by comparing the carrying amount of the IP to the estimated undiscounted future cash flows. As a result of this analysis, the Company determined that the carrying amount was not recoverable.

Accordingly, the Company recorded an impairment loss of $1,460,704 for the year ended December 31, 2025, representing the excess of the carrying amount over the estimated fair value of the IP. No additional impairment loss was recorded for the three and six months ended June 30, 2026.

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

Following the impairment, the Company revised the remaining useful life and amortization of the intangible asset. Future amortization is expected to be as follows:

Year ended December 31,
2026	$211,895
2027	423,789
2028	423,789
Remaining	2,754,632
Total	$3,814,105

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

As of June 30, 2026, the Company’s operating sublease had a remaining lease term of approximately 3.3 years.

For the three and six months ended June 30, 2026 and 2025, rent expense for the operating sublease was $90,253 and 180,506, respectively.

The Company’s sublease obligations as of June 30, 2026 are presented below:

Year ending December 31,
2026	$189,752
2027	388,790
2028	407,405
Remaining	310,115
Total future lease payments	1,296,062
Less: Interest	(82,649)
Present value of lease liabilities	$1,213,413

Future amortization of the Company’s ROU assets is presented below:

Year ended December 31,
2026	$158,025
2027	326,160
2028	340,709
Remaining	265,744
Total	$1,090,638

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

For the three months ended June 30, 2026 and 2025, the Company’s income from these subleases totaled $12,117 and $24,325 respectively, and for the six months ended June 30, 2026 and 2025, the Company’s income from these subleases totaled $16,783 and $49,920, respectively (which has been reflected as a reduction of general and administrative expenses in the accompanying consolidated Statements of Operations).

Note 7. Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following:

	June 30, 2026	December 31, 2025
Credit card payable	$87,521	$31,268
Payroll tax payable	6,326	4,910
Total	$93,847	$36,178

Note 8. Income Taxes

The Company had nil and $38,360 income tax provision for the six months ended June 30, 2026 and 2025.

	For the six months ended June 30,
	2026	2025
Deferred income tax expense	$-	$38,360
Current income tax expense	-	-
Total	$-	$38,360

The Company has the following deferred tax assets (liabilities) as of June 30, 2026 and December 31 2025:

	As of June 30, 2026	As of December 31, 2025
Net operating loss carryforwards	$2,179,855	$1,768,511
Change in fair value of crypto assets	1,592	328,686
Change in fair value of convertible debt	14,157	169,618
Impairment loss on intangible assets	306,748	306,748
Other expense temporary difference	2,813	2,813
Total deferred tax assets	2,505,165	2,576,376
Deferred tax liability- Depreciation	(2,263)	(2,263)
Allowance	(2,502,902)	(2,574,113)
Net deferred tax liability	$-	$-

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

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the periods ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Federal statutory rate	21.0%	21.0%
Deferred tax adjustment related to convertible debt convesion	(5.3)%
Deferred tax adjustment related to Crypto asset exchange	(15.5)%
Nondeductible expense	(0.4)%	-
Valuation allowance	(0.1)%	(21.9)

Effective income tax rate	0.0%	0.9%

The effective tax rate for the six months ended June 30, 2026 and 2025 is less than the statutory rate primarily as a result of the valuation allowance for net deferred tax assets.

No uncertain tax benefits have been recorded for the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, Classover NJ and Classover Holdings, Inc. has approximately $9,340,060 and $1,040,203 in federal net operating loss carryforwards, respectively. These loss carryforwards have an indefinite life.

The Company’s tax years 2023 and forward generally remain subject to examination by federal and state tax authorities.

Note 9. Related parties

As of June 30, 2026 and 2025, The Company has related party transactions with the following affiliates and affiliated entities:

Related Party Name	Relationship
Hui Luo	Majority owner of the Company
Liu Yi	Spouse of Hui Luo
Dream Legal Group, Inc	An entity controlled by Hui Luo

Dreamgo Inc.	An entity controlled by Hui Luo

Due from related parties

	June 30, 2026	December 31, 2025

Dream Legal Group, Inc.	16,783	45,493
Total due from related parties	$16,783	$45,493

Due to related parties

	June 30, 2026	December 31, 2025

Due to Dream Go Inc.	36,234	63,316
Total due to related parties - current	$36,234	$63,316

The following table represents related party transactions for the quarter and six months ended June 30, 2026 and 2025:

		Three Months Ended June 30,		Six Months Ended June 30,
Name	Business Purpose of Transaction	2026	2025	2026	2025
Dream Legal Group, Inc	Sublease income	$12,117	$24,325	16,783	$49,920
Dreamgo Inc.	Rent expense	90,253	90,253	180,506	180,506
Yi Liu	Interest expense	—	661		822
Luo Hui	Interest expense	—	960		1,300

Sublease income has been reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, the Company has the following ROU assets and operating lease liabilities recognized from related party under ASC 842 (Note 4):

		June 30, 2026	December 31, 2025
Dreamgo Inc.	ROU assets	$1,090,638	$1,246,766
Dreamgo Inc.	Short term obligation under operating leases	$(339,760)	$(195,353)
Dreamgo Inc.	Long term obligation under operating leases	$(873,653)	$(1,046,141)

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

First Convertible Notes Amendment

On May 28, 2026, the Company entered into the First Amendment to the Securities Purchase Agreement, which modified certain provisions of the Purchase Agreement and the form of the senior secured convertible notes. The amendment, among other things: 1) revised the use of proceeds for future Additional Closings to require proceeds to be deposited into the Control Account until the Company satisfies the Available Cash Test, after which remaining proceeds may be used for working capital or capital expenditures related to AI operations; 2) revised the Available Cash Test and certain definitions, including Permitted Indebtedness and Permitted Liens; 3) replaced the form of the Additional Notes with an amended form of Senior Secured Convertible Note; and 4) permitted the Company to continue its at-the-market equity program and ChEF Purchase Agreement subject to specified limitations.

In connection with the amendment, the Company completed an Additional Closing on May 28, 2026 and issued an additional Senior Secured Convertible Note with an aggregate principal amount of $600,000. The additional note bears interest at 7% per annum, matures two years from issuance, and is governed by substantially the same terms as amended under the Purchase Agreement.

Description of 2025 Convertible Note upon issuance:

Issue Date	June 6, 2025
Face Value	$11,000,000
Maturity	June 6, 2027
Coupon	7.0% per annum, quarterly, PIK-eligible
Conversion Price	Initially $7.36 subject to adjustments
Floor Price	$0.74 per share
Redemption	120% upon Issuer’s Call, 0% on Maturity
Use of Proceeds	80% for SOL investment; 20% for operations

Issue Date	May 28, 2026
Face Value	$600,000
Maturity	May 28, 2028
Coupon	7.0% per annum; payable at the Company's option in cash, shares or PIK
Conversion Price	Initially $5.136
Floor Price	$0.4774 per share
Redemption	120% upon Issuer's Call; 100% at Maturity
Use of Proceeds	Held in Control Account until Available Cash Test is met; thereafter for working capital and AI-related capital expenditures (no Solana purchase requirement)

During the fourth quarter ended December 31, 2025, the Company converted an aggregate principal amount of $3,225,000 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,000,000 of the notes were converted into 2,000 shares of Series C Preferred Stock, and $1,225,000 of the notes were converted into 5,355 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt 2,675,975 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Series C Preferred Stock and Class B Common Stock issued upon conversion was $2,109,774 and $1,496,183, respectively.

During the three months ended March 31, 2026, the Company converted an aggregate principal amount of $2,742,500 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,742,500 of the notes were converted into 52,995 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 26,487,424 shares on a pre-split basis). The fair value of the Class B Common Stock issued upon conversion was $3,899,856.

During the three months ended June 30, 2026, the Company converted an aggregate principal amount of $5,032,500 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $5,032,500 of the notes were converted into 534,688 shares of Class B Common Stock (reflecting the June 2026 10-for-1 reverse stock split; 5,346,878 shares on a pre-split basis). The fair value of the Class B Common Stock issued upon conversion was $5,559,579.

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

The Company elected the fair value option (“FVO”) under ASC 825 for its senior secured convertible notes. Accordingly, the convertible notes are measured at fair value at each reporting date, with changes in fair value recognized in earnings within other income (expense), net.

The fair value of the convertible notes was estimated using a lattice (binomial tree) model, which captures the hybrid nature of the instrument, including the embedded conversion feature, issuer redemption option, payment-in-kind (“PIK”) interest accretion, floor-price reset provisions, and contractual call premiums. The valuation incorporates market participant assumptions consistent with ASC 820 and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. As of June 30, 2026 and December 31, 2025, the aggregate contractual principal amount of the convertible notes was $600,000 and $7,775,000.

Level 3 Quantitative Inputs

The significant inputs used in the valuation as of June 30, 2026 and December 31, 2025 were as follows:

Input	June 30, 2026	December 31, 2025
Face value	$600,000	$7,775,000
Fair value	$667,413	$8,201,746
Volatility	161.0%	100.0%
Risk-free rate	4.13%	3.48%
Remaining contractual term	1.91 years	1.43 years
PIK interest rate	7.00%	7.00%
Stock price	$0.678	$0.178
Conversion price (effective)	$0.6441	$0.74
Conversion price (floor)	$0.4774	$0.74
Redemption premium	120%	120%

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

Based on the sensitivity analysis performed as of December 31, 2025, a hypothetical 10% increase in expected volatility would have decreased the fair value by approximately $220,805, while a 10% decrease would have decreased the fair value adjustment to approximately $44,519, with all other assumptions held constant. Based on the sensitivity analysis performed as of June 30, 2026, increasing the expected volatility from the base assumption of 161% to 200% would not have a material impact on the estimated fair value of the convertible note. Decreasing expected volatility to 132% likewise would not materially affect the estimated fair value. A further decrease in expected volatility to 115%, 100%, and 90% would increase the estimated fair value by approximately $197, $6,950, and $7,544, respectively, with all other assumptions held constant.

The following table summarizes the changes in the fair value of the Company’s convertible notes classified within Level 3 of the fair value hierarchy:

Fair value at December 31, 2024	-
Initial recognition at principal amount	11,000,000
Changes in fair value recognized in earnings	807,703
Conversion into common and preferred stock	(3,605,957)
Fair value at December 31, 2025	8,201,746
Changes in fair value recognized in earnings	860,631
Conversion into common stock	(3,899,856)
Fair value at March 31, 2026	5,162,521
Changes in fair value recognized in earnings	464,471
Conversion into common stock	(5,559,579)
Initial recognition at principal amount	600,000
Fair value at June 30, 2026	667,413

Note 11. Warrant Liabilities

In connection with the Reorganization Merger, the Company has assumed 17,250,000 warrants outstanding from BFAC public shareholders. As of June 30, 2026, the Company has 17,249,987 warrants outstanding.

Each whole warrant entitles the holder to purchase 0.002 (reflecting the March 2026 50 for 1 reverse stock split and the June 2026 10 for 1 reverse stock split) ordinary share at a price of $11.50 per share, subject to adjustment as described below, commencing 30 days after the completion of its initial business combination, and expiring five years from after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade.

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

The Company accounts for the outstanding warrants issued in connection with the Public Offering of BFAC in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each condensed balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

The following table presents the changes in the fair value of warrant liabilities:

Fair value as of December 31, 2025	$207,000
Change in fair value	10,350
Fair value as of June 30, 2026	$217,350

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

The following tables present fair value information as of June 30, 2026, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

June 30, 2026	Level 1	Level 2	Level 3
Assets:
Investment- Crypto asset	$21,772	$-	$-
Liabilities
Warrant liabilities	$217,350	$-	$-
Convertible notes payable	$-	$-	$667,413

December 31, 2025	Level 1	Level 2	Level 3
Assets:
Investment- Crypto asset	$7,304,760	$-	$-
Liabilities
Warrant liabilities	$207,000	$-	$-
Convertible notes payable	$-	$-	$8,201,746

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

Disaggregated information of revenues by stream are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Time-based subscriptions	$120,022	$217,604	$251,319	$470,841
Credit-based subscriptions	361,809	508,044	749,710	1,070,823
Total revenues	$481,831	$725,648	$1,001,029	$1,541,664

Note 14. Commitments and Contingencies

Legal Proceedings

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. At June 30, 2026, the Company was not involved in any material legal proceedings regarding claims or legal actions against the Company.

Note 15. Equity

As of June 4, 2026, the total number of shares which the Company shall have the authority to issue is 5,100,000 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 510,000,000 shares on a pre-split basis), which include 100,000 shares of Class A common stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 50,000,000 shares on a pre-split basis, par value $0.0001 per share), 4,000,000 shares of Class B common stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 200,000,000 shares on a pre-split basis, par value $0.0001 per share), and 10,000,000 shares of preferred stock. The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. Each Series A Preferred Shares are convertible to Class B Common Shares on a 50 to 1 basis , Each Series B and Series C Preferred Shares are convertible to Class B Common Shares. The conversion price of Series B Preferred Shares are the greater of 92% of the lowest Volume Weighted Average Price (“VMAP”) of the stock price five days before conversion, or adjusted floor price. The conversion price of Series C Preferred Shares are the lower of 95% of the lowest VMAP of the stock price six days before conversion, or initial conversion price. Holders of shares of Common Stock will exclusively possess all voting power with respect to the Company and are entitled vote on all matters submitted to the Company’s stockholders for their vote or approval. Each share of Class A Common Stock has the voting power of twenty-five votes and each share of Class B Common Stock has the voting power of one vote.

On June 10, 2026, the Company’s stockholders approved an amendment to increase the authorized number of Class B common shares to 2,500,000,000.

Reverse Recapitalization and De-SPAC Merger

On April 4, 2025, The Company consummated a business combination with Classover DE and BFAC (the SPAC), resulting in a reverse recapitalization. As part of the transaction:

•

Former Classover DE shareholders received 25,000 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 12,500,000 shares on a pre-split basis) of Company’s equity, including:

	○	13,071 Class A common shares to Hui Luo (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt6,535,014 shares on a pre-split basis)
○

3,064 Class B common shares to other Classover shareholders (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 1,531,864 shares on a pre-split basis)

	○	1,000,000 Series A Preferred Shares to Classover equity holders
○

8,867 Class B common shares to convertible note holders upon conversion (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 4,433,122 shares on a pre-split basis)

•	BFAC Sponsor received 19,203 Class B common shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 9,600,000 shares on a pre-split basis)
•

Remaining BFAC IPO investors were issued 337 Class B common shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 168,356 shares on a pre-split basis), representing residual trust shares post-redemptions (3,683,125 original shares less 3,514,769 redeemed)

•	17,250,000 warrants (the warrants can be exchanged 1-for-0.002 Class B common shares after reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt)

These equity issuances were part of the reverse recapitalization and accounted for in accordance with ASC 805-40. No goodwill or intangible assets were recorded. The conversion of convertible notes was accounted for in accordance with ASC 470-20, with no gain or loss recognized upon conversion.

Shares issued in connection with the Company’s Merger on April, 4, 2025:

	Common Share- reflecting the March 2026 and June 2026 reverse stock split	Common Share- on a pre-split basis

Holders of BFAC public shareholders – Class B	337	168,356
BFAC sponsors – Class B	19,203	9,600,000
Founder of Classover DE – Class A	13,071	6,535,014
Rest of Classover DE shareholders prior to merger – Class B	3,064	1,531,864
Convertible note holders of Classover Inc. prior to merger – Class B	8,867	4,433,122
Classover DE equity holders-Series A Preferred Shares	1,000,000	1,000,000
Total Class A common shares	13,071	6,535,014
Total Class B common shares	31,471	15,733,342
Total Series A Preferred Shares	1,000,000	1,000,000

PIPE Investment

On April 4 and April 14, 2025, a PIPE investor invested $5,000,000 via a PIPE agreement with 5,000 Series B Preferred Shares to the PIPE investor. Preferred shares were classified as equity under ASC 480. $5,000,000 was delivered, less $300,000 in transaction costs, with net proceeds of $4,700,000. On May 30, 2025, the Company issued 50 Class B common shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 25,000 shares on a pre-split basis) to the investor as consideration for waving specific financing restrictions under the PIPE agreement. Shares issued as contract modifications are recorded at fair value and $66,500 expense was recorded when the waiver becomes effective, per ASC 470 and ASC 505.

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

The 2024 Incentive Plan provides for the future issuance of shares of the Company’s Class B Common Shares, representing 8% of the number of shares of the Company’s Common Stock outstanding following the Business Combination (after giving effect to the Redemption). Accordingly, the 2024 Incentive Plan is eligible to issue up to 6,537 Class B Common Shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock; 3,268,668 shares on a pre-split basis).

•

On April 17, 2025, 1,640 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock; 820,000 shares on a pre-split basis) were granted as equity-based compensation to two employees of the Company, which will be vested over three years.

•

On April 28, 2025, 200 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 100,000 shares on a pre-split basis) were issued to a third-party advisor for advisory services which will be vested over one year.

•

On September 6, 2025, 8 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 4,000 shares on a pre-split basis) were issued to a third-party advisor for advisory services which was fully vested.

•

On October 28, 2025, 20 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 10,000 shares on a pre-split basis) were issued to a third-party advisor to collaborate on joint branding, public relations initiatives, and exploration of blockchain-based educational products which will be vested over one year.

•

On October 31, 2025, 6 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 3,000 shares on a pre-split basis) were issued to a third-party advisor for advisory services to provide strategic and technical guidance related to the Company’s AI education initiatives which will be vested over 90 days.

•

On January 21, 2026, 2,800 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 1,400,000 shares on a pre-split basis) were issued to three employees of the Company which will be vested over four years.

2025 Incentive Plan

On January 9, 2026, the Company registered 10,000 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 5,000,000 shares on a pre-split basis), issuable pursuant to the Company’s 2025 Long-Term Incentive Equity Plan (the “2025 Incentive Plan”). The purpose of the Classover Holdings, Inc. 2025 Incentive Plan (“Plan”) is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential future contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to the Company and aligning their interests with those of the Company's stockholders

•

On January 21, 2026, 1,500 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 750,000 shares on a pre-split basis) were granted as equity-based compensation to two employees of the Company, which will be vested over four years.

Shares were measured at fair value on grant date under ASC 718. Compensation cost is recognized ratably over the vesting period. For the three and six months ended June 30, 2026, stock compensation cost under 2024 and 2025 inventive plan was $178,503 and $367,464, respectively. For the three and six months ended June 30, 2025, stock compensation cost under 2024 and 2025 inventive plan was $137,278.

At-the-Market Equity Offering

In May 2026, the Company entered into an At-the-Market Equity Offering Sales Agreement (the "ATM Sales Agreement") with Chardan Capital Markets LLC, pursuant to which the Company may offer and sell shares of its Class B common stock from time to time through the sales agent in accordance with the terms of the Sales Agreement and the applicable registration statement. Under the ATM Sales Agreement, the Company pays the sales agent a commission based on the gross sales price of shares sold, together with reimbursement of certain offering expenses.

During the three months ended June 30, 2026, the Company sold an aggregate of 778,910 shares (reflecting the June 2026 reverse stock split; 7,789,100 shares on a pre-split basis) of its Class B common stock under the ATM Sales Agreement for aggregate gross proceeds of $3,126,813. The Company incurred total offering costs of $93,987, consisting primarily of sales commissions and other offering expenses, and received aggregate net proceeds of 3,032,905.

Other equity transactions

On April 17, 2025, 380 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 190,000 shares on a pre-split basis) were issued to a professional service provider as part of an outstanding bill payment amount to $430,000.

On June 30, 2025, 41,513 Series A Preferred Shares were converted into 832 Class B common shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock ; 415,131 shares on a pre-split basis on a 1:1 basis). The conversion was accounted for as an equity-for-equity exchange under ASC 505. No gain or loss recognized.

On June 30, 2025, the Company acquired intellectual property using $1,250,000 cash, 1,600 Class B common shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock; 800,000 shares on a pre-split basis) and 1,479 warrants (reflecting the March 2026 reverse stock split and the June 2026 10-for-1 reverse stock; 739,278 warrants on a pre-split basis). The transaction was accounted for under ASC 805-50 as an asset acquisition. Shares and warrants were valued at fair value on grant date. (See Note 5)

On October 9, 2025, 62,068 series A preferred shares were canceled, in exchange, the company issued 1,194 class B common shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock; 596,808 shares on a pre-split basis) to the investors

On December 22, 2025, the company's shareholders approved a few proposals through a special meeting: a). redomestiacate the company from Delaware Corporation to Nevada Corporation, b) adopt the new incentive plan - 2025 Long-Term Incentive Equity Plan, a total of 10,000 shares of Class B stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock; 5,000,000 shares on a pre-split basis) is reserved for employee, the size of pool is subject to increase at the time the market cap of the company hits certain milestones. c) approve to execute a reverse stock split of all outstanding shares, including Class A and Class B, at a ratio from 1-for-2, to 1-for-50, to be determined by board of directors.

During the fourth quarter ended December 31, 2025, the Company converted an aggregate principal amount of $3,225,000 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,000,000 of the notes were converted into 2,000 shares of Series C Preferred Stock, and $1,225,000 of the notes were converted into 5,355 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 2,675,975 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Series C Preferred Stock and Class B Common Stock issued upon conversion was $2,109,774 and $1,496,183, respectively. Immediately prior to conversion, the carrying value of the convertible notes approximated their fair value. As a result, the derecognition of the convertible notes and issuance of equity securities did not result in a material gain or loss upon conversion. The carrying value of the notes was reclassified to equity upon issuance of the shares. ranking senior to common but subordinate to Series B Preferred, Each Series C convertible preferred share entitled to 7% annual dividends payable every quarter in Class B common shares, and can be converted to class B common at $0.2029.

During the fourth quarter ended December 31, 2025, the Company received several conversion notices from a holder of its Series B Convertible Preferred Stock to convert 2,225 shares of Series B Convertible Preferred Stock into 6,897 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 3,446,349 shares on a pre-split basis) of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series B Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

During the three months ended March 31, 2026, the Company converted an aggregate principal amount of $2,742,500 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,742,500 of the notes were converted into 52,995 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 26,487,424 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Class B Common Stock issued upon conversion was $3,899,857.

During the three months ended March 31, 2026, the Company received several conversion notices from a holder of its Series B Convertible Preferred Stock to convert 900 shares of Series B Convertible Preferred Stock into 9,315 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock spilt; 4,655,200 shares on a pre-split basis) of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series B Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

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

In April and May 2026, the Company converted an aggregate principal amount of $5,032,500 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $5,032,500 of the notes were converted into 534,688 shares of Class B Common Stock (reflecting the June 2026 reverse stock split; 5,346,878 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Class B Common Stock issued upon conversion was $5,559,579.

In April 2026, the Company received several conversion notices from a holder of its Series B Convertible Preferred Stock to convert 1,875 shares of Series B Convertible Preferred Stock into 129,177 shares (reflecting the June 2026 reverse stock split; 1,291,763 shares on a pre-split basis) of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series B Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

In June 2026, the Company received several conversion notices from a holder of its Series C Convertible Preferred Stock to convert 825 shares of Series C Convertible Preferred Stock into 856,564 shares of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series C Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

Treasury Stock

On February 10, 2026, the Company's board authorized to repurchase up to $2,000,000 Class B common shares. The repurchase program does not obligate the Company to acquire any particular amount of shares of Class B common stock.

The Company accounts for treasury stock using the cost method. Under the cost method, shares repurchased are recorded as treasury stock at the cost of acquisition and presented as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

In June 2026, the Company repurchased 2,000 shares of its Class B common stock for an aggregate purchase price of $3,518, including commissions and other directly attributable transaction costs. Treasury shares are not considered outstanding for purposes of earnings per share and do not have voting or dividend rights while held by the Company. No treasury shares were reissued or retired during the three months ended June 30, 2026.

Note 16. Concentration of risk

Credit risk

The Company’s concentration of credit risk relates to financial institutions holding the Company’s cash. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The insurance coverage for cash deposits at each bank is $250,000. As of June 30,, 2026, a cash balance of $4,836,511 deposited with three financial institutions was uninsured. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.

Customer concentration risk

For the three and six months ended June 30, 2026 and 2025, no customer accounted for more than 10% of the Company’s total revenues.

Vendor concentration risk

For the three and six months ended June 30, 2026 and 2025, no vendor accounted for over 10% of the Company’s total purchases.

Note 17. Subsequent Event

On June 30, 2026, the Company established Catalyst Compute LLC, a wholly owned subsidiary, to conduct its AI compute infrastructure business. On July 17, 2026, Catalyst Compute LLC entered into a GPU Compute Services Agreement with Canopy Wave, Inc. with an aggregate contract value of approximately $44.6 million.

In July 2026, the Company received several conversion notices from a holder of its Series C Convertible Preferred Stock to convert 1,175 shares of Series C Convertible Preferred Stock into 2,299,052 shares of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series C Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

In July and August 2026, the Company sold an aggregate of 8,182,307 shares of its Class B common stock under the ATM Sales Agreement for aggregate gross proceeds of $7,066,522.

On July 22, 2026, the related registration statement became effective, registering up to 151,112,186 shares for potential issuance and resale under the Chardan equity purchase facility.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to KIDZ AI Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors .

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an online enrichment class platform that offers over 20 courses taught by experienced, independent educators. Our program caters to children aged 4 to 17, providing personalized attention and a supportive learning environment. Unlike traditional classes, we give students the unique opportunity to explore their interest in-depth via interactive, live streaming courses with flexible time slots. Our total revenue decreased by $243,817, or 34%, from $725,648 for the three months ended June 30, 2025, to $481,831 for the three months ended June 30, 2026. Our gross profit decreased by $110,996, from $322,718 for the three months ended June 30, 2025, to $211,722 for the three months ended June 30, 2026. Our gross profit margin remained unchanged at 44% for the three months ended June 30, 2026 as compared to same period in 2025. Our total revenue decreased by $540,635, or 35% from $1,541,664 for the six months ended June 30, 2025, to $1,001,029 for the six months ended June 30, 2026. Our gross profit decreased by $255,464, from $728,084 for the six months ended June 30, 2025, to $472,620 for the six months ended June 30, 2026. And our gross profit margin remained unchanged at 47% for the six months ended June 30, 2026 as compared to same period in 2025.

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

Ability to attract new registered users and paid subscribers

Our business model is dependent upon our ability to grow and maintain a large user base, and it also requires that we grow and keep registered users and paid subscribers. As of June 30, 2026 and 2025, we have 74,997 and 68,374 registered users, respectively.

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

Ability to attract and retain high quality independent teacher contractors

We believe that students are attracted to us largely because of the high quality and wide selection of enrichment and academic lessons offered by our high quality independent teacher contractors, and that continuing to attract and retain many high quality educator partners will be an important factor in attracting registered users and paid subscribers and increasing our revenue over time. We believe that our reach, reputation, and compensation packages provide an attractive value proposition for educators to partner with us to develop and distribute enrichment content. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our user base, improving recommendation and personalization features, and developing marketing capabilities that drive higher conversions. As of June 30, 2026 and 2025, we have 1,266 and 1,051 educator partners working with us, respectively.

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

Key Components of Results of Operations

Revenues

We have three predominant sources of revenue: (i) time-based subscriptions, (ii) credit-based subscriptions to our online courses. Customers are required to pay in advance to enroll for courses.

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

Results of Operations

For the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the years presented. The results below are not necessarily indicative of results to be expected for future periods.

	For the Three Months Ended June 30,		Variance
	2026	2025	Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$481,831	$725,648	$(243,817)	(34)%

Total revenues	481,831	725,648	(243,817)	(34)%

Cost of revenues:
Cost of revenues	270,109	402,930	(132,821)	(33)%

Total cost of revenues	270,109	402,930	(132,821)	(33)%

Gross profit	211,722	322,718	(110,996)	(34)%

Operating expenses:
Selling and marketing	54,526	110,085	(55,559)	(50)%
General and administrative	1,267,947	1,889,175	(621,228)	(33)%
Research and development	37,555	22,491	15,064	67%

Total operating expenses	1,360,028	2,021,751	(661,723)	(33)%
	-	-
(Loss) from operations	(1,148,306)	(1,699,033)	550,727	(32)%

Other income (expense)
Change in fair value of warrants	67,275	(1,540,424)	1,607,699	(104)%
Change in fair value of crypto assets	(944,706)	182,665	(1,127,371)	(617)%
Change in fair value of convertible debt	(464,471)	(260,630)	(203,841)	78%
Financing cost	-	(473,500)	473,500	(100)%
Staking rewards	7,318	6,548	770	12%
Interest and other expense	(13,184)	(43,435)	30,251	(70)%

Total other income (expense)	(1,347,768)	(2,128,776)	781,008	(37)%

(Loss) before provision for income taxes	(2,496,074)	(3,827,809)	1,331,735	(35)%
Provision for income taxes	-	38,360	(38,360)	(100)%
	-	-
Net (loss)	$(2,496,074)	$(3,866,169)	$1,370,095	(35)%

Revenue

The summary information by revenue stream are as follows:

	For the Three Months Ended June 30,		Variance
	2026	2025	Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$481,831	$725,648	$(243,817)	(34)%

Total revenues	$481,831	$725,648	$(243,817)	(34)%

Our total revenue decreased by $243,817, or 34% from $725,648 for the three months ended June 30, 2025, to $481,831 for the three months ended June 30, 2026. The decrease was primarily attributable to reduced customer traffic and lower user engagement on the Company’s platform during the quarter, which resulted in decreased demand for both credit-based course purchases and pass subscription products. During this period, management devoted greater operational focus and resources to public company compliance, treasury management, and strategic initiatives, including AI-related projects and the Company's broader AI-driven strategic transformation. Management believes these efforts may support the Company's long-term growth and the continued development of its AI-powered education initiatives.

Costs of Revenue

	For the Three Months Ended June 30,		Variance
	2026	2025	Amount	Variance %
	(Unaudited)	(Unaudited)
Compensation	$247,307	$371,866	(124,559)	(33)%
Payment Processing Fee	12,102	13,164	(1,062)	(8)%
Streaming Services	10,700	17,900	(7,200)	(40)%
Total	$270,109	$402,930	$(132,821)	(33)%

Cost of revenues decreased by $132,821, or 33%, from $402,930 for the three months ended June 30, 2025, to $270,109 for the three months ended June 30, 2026.

The decrease in cost of revenues was primarily attributable to lower customer activity and reduced sales volume during the quarter and was generally consistent with the decrease in revenues. Compensation expenses for independent educators and employees directly involved in providing services decreased by $124,559, or 33%, from $371,866 for the three months ended June 30, 2025, to $247,307 for the three months ended June 30, 2026.

Gross profit margin

	For the Three Months Ended June 30,
	2026	2025	Variance
	(Unaudited)	(Unaudited)
Service revenues
Gross profit	211,722	322,718	(110,996)
Gross margin	44%	44%	0%

The total gross profit margin remains at 44% for the three months ended June 30, 2026 and 2025.

Operating expenses

June 30, 2026, we incurred total operating expenses of $1,360,028, a decrease of $661,723, or 33%, as compared to total operating expenses of $2,021,751 during the three months ended June 30, 2025., 2025.

General and administrative expenses decreased significantly by $621,228, or 33%, from $1,889,175 for the three months ended June 30, 2025, to $1,267,947 for the three months ended June 30, 2026. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses. The decrease in general and administrative expenses in the three months ended June 30, 2026 as compared to same period last year was primarily attributable to a decrease of $692,462 professional expense and $84,084 on compensation, as well as the decrease was offset an increase of $103,564 on amortization expenses in relation to our IP assets.

The decrease of professional expense was primarily attributable to lower regulatory registration expenses and professional accounting fees after we completed a merger with Battery Future Acquisition Corp. (“BFAC”) and became a public listed company.

Employee compensation expenses decreased by $84,084 from $468,655 for the three months ended June 30, 2025, to $384,571 for the three months ended June 30, 2026. The decrease was primarily attributable to a reduction in headcount and salary levels across the Company's operations, as well as lower outsourced staffing costs. These reductions were partially offset by higher US-based employee payroll expenses, reflecting the Company's expanded corporate and compliance infrastructure following its 2025 listing.

 Other expense

Other expense for the three months ended June 30, 2026, was $1,347,768 as compared to $2,128,776 for the three months ended June 30, 2025. The decrease on other expense was primarily attributable to an increase of $1,607,699 in fair value of warrants and decrease of $473,500 on financing cost, in addition, the decrease was partially offset by a decrease of $1,127,371 and $203,841 in fair value of crypto assets and convertible debt respectively.

Provision for income taxes

We had no income tax provision for the three months ended June 30, 2026 as we made fully allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized. Provision for income taxes for the three months ended June 30, 2025 was $38,360.

Net Loss

As a result of the combination of factors discussed above, our net loss decreased to $2,496,074 for the three months ended June 30, 2026 from net loss of $3,866,169 for the three months ended June 30, 2025.

For the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the years presented. The results below are not necessarily indicative of results to be expected for future periods.

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$1,001,029	$1,541,664	$(540,635)	(35)%

Total revenues	1,001,029	1,541,664	(540,635)	(35)%

Cost of revenues:
Cost of revenues	528,409	813,580	(285,171)	(35)%

Total cost of revenues	528,409	813,580	(285,171)	(35)%

Gross profit	472,620	728,084	(255,464)	(35)%

Operating expenses:
Selling and marketing	99,547	231,512	(131,965)	(57)%
General and administrative	2,364,103	2,462,714	(98,611)	(4)%
Research and development	52,091	28,798	23,293	81%

Total operating expenses	2,515,741	2,723,024	(207,283)	(8)%
	-	-
(Loss) from operations	(2,043,121)	(1,994,940)	(48,181)	2%

Other income (expense)
Change in fair value of warrants	(10,350)	(1,540,424)	1,530,074	(99)%
Change in fair value of crypto assets	(3,389,376)	182,665	(3,572,041)	(1956)%
Change in fair value of convertible debt	(1,325,102)	(260,630)	(1,064,472)	408%
Financing cost	-	(473,500)	473,500	(100)%
Staking rewards	91,998	6,548	85,450	1305%
Interest and other expense	(7,657)	(44,735)	37,078	(83)%

Total other income (expense)	(4,640,487)	(2,130,076)	(2,510,411)	118%

(Loss) before provision for income taxes	(6,683,608)	(4,125,016)	(2,558,592)	62%
Provision for income taxes	-	38,360	(38,360)	(100)%
	-	-
Net (loss)	$(6,683,608)	$(4,163,376)	$(2,520,232)	61%

Revenue

The summary information by revenue stream are as follows:

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$1,001,029	$1,541,664	$(540,635)	(35)%

Total revenues	$1,001,029	$1,541,664	$(540,635)	(35)%

Our total revenue decreased by $540,635, or 35% from $1,541,664 for the six months ended June 30, 2025, to $1,001,029 for the six months ended June 30, 2026. The decrease was primarily attributable to reduced customer traffic and lower user engagement on the Company’s platform during the quarter, which resulted in decreased demand for both credit-based course purchases and pass subscription products. During this period, management devoted greater operational focus and resources to public company compliance, treasury management, and strategic initiatives, including AI-related projects and the Company's broader AI-driven strategic transformation. Management believes these efforts may support the Company's long-term growth and the continued development of its AI-powered education initiatives.

Cost of revenue

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	Variance %
	(Unaudited)	(Unaudited)
Compensation	$487,610	$743,256	(255,646)	(34)%
Payment Processing Fee	16,399	29,974	(13,575)	(45)%
Streaming Services	24,400	40,350	(15,950)	(40)%
Total	$528,409	$813,580	$(285,171)	(35)%

Cost of revenues decreased by $285,171, or 35%, from $813,580 for the six months ended June 30, 2025, to $528,4 09 for the six months ended June 30, 2026.

The decrease in cost of revenues was primarily attributable to lower customer activity and reduced sales volume during the six months and was generally consistent with the decrease in revenues. Compensation expenses for independent educators and employees directly involved in providing services decreased by $255,646, or 34%, from $743,256 for the six months ended June 30, 2025, to $487,610 for the six months ended June 30, 2026.

Gross profit margin

Our gross profit and gross profit margin from the two revenue streams are summarized as follows:

	For the Six Months Ended June 30,
	2026	2025	Variance
	(Unaudited)	(Unaudited)
Service revenues
Gross profit	472,620	728,084	(255,464)
Gross margin	47%	47%	-%

The total gross profit margin remains at 47% for the six months ended June 30, 2026 and 2025.

Operating expenses

During the six months ended June 30, 2026, we incurred total operating expenses of $2,515,741, a decrease of $207,283, or 8%, as compared to total operating expenses of $2,723,024 during the six months ended June 30, 2025.

General and administrative expenses decreased significantly by $98,611, or 4%, from $2,462,714 for the six months ended June 30, 2025, to $2,364,103 for the six months ended June 30, 2026. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses. The decrease in general and administrative expenses in the six months ended June 30, 2026 as compared to same period last year was primarily attributable to an decrease of $586,344 other general expenses, and the decrease was partially offset by an increase of $230,187 stock compensation to management, an increase of $62,356 on employee compensation, an increase of $207,074 on amortization expenses in relation to our IP assets, specifically.

Our other general expenses decreased by $586,344 from $1,329,956 for the six months ended June 30, 2025, to $743,612 for the six months ended June 30, 2026. The decrease was primarily attributable to higher regulatory registration expenses and professional accounting fees as we completed a merger with Battery Future Acquisition Corp. (“BFAC”) and became a public listed company.

Employee compensation expenses increased by $62,356 from $763,555 for the six months ended June 30, 2025, to $825,911 for the six months ended June 30, 2026. The increase is primarily due to additional hiring and higher executive compensation, partially offset by a reduction in headcount during the second quarter of 2026.

In addition, employee stock compensation increased by $230,187 from $137,277 for the six months ended June 30, 2025 to $367,464 for the six months ended June 30, 2026.

Amortization and depreciation expenses increased by $207,074 from $32,442 for the six months ended June 30, 2025, to $239,516 for the six months ended June 30, 2026. The increase was primarily attributable to the amortization of the intangible assets.

Provision for income tax

We had no income tax provision for the six months ended June 30, 2026 as we made fully allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized. Provision for income taxes for the six months ended June 30, 2025 was $38,360.

Net loss

As a result of the combination of factors discussed above, our net loss increased from $4,163,376 for the six months ended June 30, 2025 to $6,683,608 for the six months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $5,878,823. Cash consists primarily of cash on hand and bank deposits. The Company also maintains U.S. dollar-denominated stablecoins ("USDC") that are classified as restricted cash in the accompanying consolidated balance sheets pursuant to the terms of the Company's financing arrangements. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits:

	June 30, 2026	December 31, 2025

Cash on hand	$3,146	$3,144
Bank deposits	5,875,677	2,748,450
Restricted USDC in investment accounts	3,003,537	-
Total cash shown in the Statement of Cash Flows	$8,882,360	$2,751,594

The accompanying consolidated financial statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2026, the Company had cash of $5,878,823, a working capital surplus of $6,624,850 and a stockholders’ equity of $9,949,689. The Company’s liquidity improved significantly as compared to 1st quarter of 2026. However, for the three months ended June 30, 2026 and 2025, the Company had losses of $2,496,074 and $3,866,169, respectively, and for the six months ended June 30, 2026 and 2025, the Company had losses of $6,683,608 and $4,163,376, respectively. These factors among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company completed business combination with Battery Future Acquisition Corp (the “BFAC”) on April 4, 2025 and received $1,075,936 from BFAC’s trust account. Additionally, on May 30, 2025, the Company entered into a Securities Purchase Agreement with an investor and the Company may sell to the investor up to an aggregate of $500 million in newly issued senior secured convertible notes (the “Notes”), of which 80% could be used for treasury purposes and 20% could be general working capital purposes. On June 6, 2025, the Company consummated the initial closing of $11 million of Notes. On May 28, 2026 the Company issued an additional Senior Secured Convertible Note with an aggregate principal amount of $600,000. On May 12, 2026, the Company received approval from the SEC on S-3, which allows the Company to sell up to $200,000,000 securities. The securities may be offered separately, together, or in series, and in amounts, at prices and on other terms to be determined at the time of each offering. On May 14, 2026, the Company entered into an At-the-Market Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time through or to the Agent, up to an aggregate of $9,115,000 (amended and increased to $12,455,000 on June 5, 2026) of shares of its Class B common stock. On May 21, 2026, the Company entered into a ChEF Purchase Agreement (the “ChEF Agreement”) with Chardan Capital Markets LLC. Pursuant to the ChEF Agreement, subject to certain conditions precedent contained therein, the Company has the right, but not the obligation, to issue and sell to Chardan, and Chardan shall purchase from the Company, up to an aggregate of $100 million in newly issued shares of the Company’s Class B common stock. Subject to certain conditions and limitations, the Company will control the timing and amount of any sales of Shares to Chardan pursuant to the ChEF Agreement. Management of the Company has evaluated the mitigation plans and determined that the current working capital, cash position, and financing options available for future issuance are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

	For the Six months ended June 30,
	2026	2025

Net cash (used in) operating activities	$(1,451,648)	$(624,777)
Net cash (used in) investing activities	3,953,027	(2,300,000)
Net cash provided by financing activities	3,629,387	8,852,667
Change in cash and cash equivalents	6,130,766	5,927,890
Cash and cash equivalents, beginning of year	2,751,594	50,682
Cash and cash equivalents, end of year	$8,882,360	$5,978,572

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was primarily attributable to net loss of $6,683,608, decrease in deferred revenues of $170,791, and change in crypto staking rewards of $91,998. Cash outflow was primarily offset by change in fair value of convertible debt of $1,325,102, change in fair value of crypto assets of $3,389,376, non-cash amortization of operating lease right-of-use assets $156,128, employee stock compensation of $367,463, and depreciation and amortization of $242,451.

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

Investing Activities

Net cash provided by investing activities was $3,953,027 for the six months ended June 30, 2026. The increase was primarily due to proceeds from sales of crypto assets.

Net cash used in investing activities was $2,300,000 for the six months ended June 30, 2025. The decrease was primarily due to our purchases of crypto assets and intangible assets.

Financing Activities

Net cash provided by financing activities was $3,629,387 for the six months ended June 30, 2026, was primarily attributable to the issuance of promissory notes of $600,000, capital contribution from private placement of $3,032,905,

Net cash provided by financing activities was $8,852,667 for the Six months ended June 30, 2025. The increase was mainly due to the issuance of promissory notes of $3,089,400, capital contribution from private placement of $4,700,000, and proceeds from the reverse recapitalization of $1,077,752.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at June 30, 2026 and 2025 related to uncertain tax positions.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
3.1	Certificate of Change to Articles of Incorporation (incorporated by reference to Exhibit 3.1 included in the Company’s Current Report on Form 8-K dated May 26, 2026)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 included in the Company’s Current Report on Form 8-K dated June 4, 2026)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 included in the Company’s Current Report on Form 8-K dated June 10, 2026)
10.1	Form of First Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 included in the Company’s Current Report on Form 8-K dated May 26, 2026)
10.2	Form of Additional Note (incorporated by reference to Exhibit 10.2 included in the Company’s Current Report on Form 8-K dated May 26, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

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

KIDZ AI INC.

Dated: August 12, 2026	By.	/s/ Hui Luo
Hui Luo
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2026	By.	/s/ Yanling Peng
Yanling Peng
Chief Financial Officer
(Principal Financial Officer)

