Form 10-Q
period 2026-09-30
KIDZ AI Inc.
filed 2026-11-12
CIK 2022308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 872 shares of Class A Common Stock, par value $0.0001 per share, and 1,024,389 shares of Class B Common Stock, par value $00001 per share, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

KIDZ AI INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,384,888	$2,751,594
Restricted cash	3,003,537	-
Prepayments and other current assets	13,596	10,129
Due from related parties	43,499	45,493

Total current assets	17,445,520	2,807,216

Noncurrent assets:
Property and equipment, net	142,403	154,713
Intangible assets, net	3,708,158	4,026,000
Operating lease right-of-use assets, net	1,012,034	1,246,766
Investment accounts-restricted	-	7,084,194
Investment accounts-unrestricted	31,596	220,566
Deposit	-	5,000

Total noncurrent assets	4,894,191	12,737,239

TOTAL ASSETS	$22,339,711	$15,544,455

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$55,896	$145,987
Deferred revenues	1,409,913	1,871,722
Due to related parties	36,234	63,316
Operating lease liabilities - current	344,993	195,353
Accrued liabilities and other payables	50,834	36,178

Total current liabilities	1,897,870	2,312,556

Noncurrent liabilities:
Convertible notes payable	2,573,873	8,201,746
Operating lease liabilities - noncurrent	786,132	1,046,141
Warrant liabilities	139,725	207,000

Total noncurrent liabilities	3,499,730	9,454,887

TOTAL LIABILITIES	5,397,600	11,767,443

Commitments and contingencies	-	-

Stockholders' equity:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
-Series A, 522,801 shares issued and outstanding as of September 30, 2026 and December 31, 2025*	52	52
-Series B, 0 and 2,775 shares issued and outstanding as of September 30, 2026 and December 31, 2025*, respectively	-	1
-Series C, 0 and 1,175 shares issued and outstanding as of September 30, 2026 and December 31, 2025*, respectively	-	-
Class A Common Stock, $0.0001 par value, 85,000,000 shares authorized, 871 shares issued and outstanding as of September 30, 2026 and December 31, 2025*	-	-
Class B Common Stock $0.0001 par value, 2,500,000,000 shares authorized, 1,098,604 and 3,318 shares issued as of September 30, 2026 and December 31, 2025*, respectively; and 1,024,389 and 3,318 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	110	-
Treasury stock, 76,082 shares at cost	(252,712)	-
Additional paid-in capital	36,176,915	15,421,548
Accumulated deficit	(18,982,254)	(11,644,589)

Total stockholders' equity	16,942,111	3,777,012

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$22,339,711	$15,544,455

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026, June 4, 2026, and August 13, 2026,

See accompanying notes to the consolidated financial statements.

KIDZ AI INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$675,157	$1,287,638	$1,676,186	$2,829,302

Total revenues	675,157	1,287,638	1,676,186	2,829,302

Cost of revenues:
Cost of revenues	230,393	388,614	758,802	1,202,194

Total cost of revenues	230,393	388,614	758,802	1,202,194

Gross profit	444,764	899,024	917,384	1,627,108

Operating expenses:
Selling and marketing	62,835	149,249	162,382	380,761
General and administrative	1,138,348	1,348,697	3,502,451	3,811,411
Research and development	16,002	5,971	68,093	34,769

Total operating expenses	1,217,185	1,503,917	3,732,926	4,226,941

(Loss) from operations	(772,421)	(604,893)	(2,815,542)	(2,599,833)

Other income (expense)
Change in fair value of warrants	77,625	910,799	67,275	(629,625)
Change in fair value of crypto assets	8,829	3,159,986	(3,380,547)	3,342,651
Change in fair value of convertible debt	(6,460)	(249,508)	(1,331,562)	(510,138)
Financing cost	-	-		(473,500)
Staking rewards	994	157,405	92,992	163,953
Interest and other expense	37,376	(189,203)	29,719	(233,938)

Total other (expense)	118,364	3,789,479	(4,522,123)	1,659,403

(Loss) income before provision for income taxes	(654,057)	3,184,586	(7,337,665)	(940,430)
Provision for income taxes	-	663,597	-	701,957

Net income (loss)	$(654,057)	$2,520,989	$(7,337,665)	$(1,642,387)

Weighted average shares outstanding-Class A Common Stock*	871	871	871	871
Basic and diluted net income (loss) per share-Class A Common Stock*	$(1.00)	$4.00	$(9.00)	$(2.00)
Weighted average shares outstanding-Class B Common Stock*	734,769	1,782	269,117	2,034
Basic and diluted net income (loss) per share-Class B Common Stock*	$(1.00)	$4.00	$(9.00)	$(2.00)

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026, June 4, 2026, and August 13, 2026,

See accompanying notes to the consolidated financial statements.

KIDZ AI INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(EXPRESSED IN US DOLLARS)

	Preferred Stock-Series A*	Preferred Stock-Series A amount	Preferred Stock-Series B*	Preferred Stock-Series B amount	Preferred Stock-Series C*	Preferred Stock-Series C amount	Class A Common Stock*	Class A Common Stock amount	Class B Common Stock*	Class B Common Stock amount	Additional Paid-in Capital	Treasury stock	Accumulated deficit	Total
Balance at December 31, 2025	522,801	$52	2,775	$1	2,000	$-	871	$-	3,318	$-	$15,421,548	$-	$(11,644,589)	$3,777,012
Net loss	-	-	-	-			-	-	-	-	-	-	(4,187,534)	(4,187,534)
Conversion of convertible debt	-	-	-	-	-	-	-	-	3,533	-	3,899,857	-	-	3,899,857
Employee stock compensation	-	-	-	-	-	-	-	-	287	-	188,960	-	-	188,960
Conversion of preferred stock to common stock	-	-	(900)	-	-	-	-	-	621	-	-	-	-	-
Issuance of common stock for warrants excise	-	-	-	-	-	-	-	-	83	-	-	-	-	-
Balance at March 31, 2026 (Unaudited)	522,801	$52	1,875	$1	2,000	$-	871	$-	7,842	$-	$19,510,365	$-	$(15,832,123)	$3,678,295
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,496,074)	(2,496,074)
Conversion of preferred stock to common stock	-	-	(1,875)	(1)	(825)	-	-	-	65,727	7	(7)	-	-	(1)
Conversion of convertible debt	-	-	-	-	-	-	-	-	35,653	4	5,559,574	-	-	5,559,578
Capital contribution from private placement	-	-	-	-	-	-	-	-	51,929	5	3,032,900	-	-	3,032,905
Repurchase of treasury stock	-	-	-	-	-	-	-	-	-	-	-	(3,518)	-	(3,518)
Employee stock compensation	-	-	-	-	-	-	-	-	-	-	167,261	-	-	167,261
Stock compensation to advisors	-	-	-	-	-	-	-	-	-	-	11,242	-	-	11,242
Balance at June 30, 2026 (Unaudited)	522,801	$52	-	$-	1,175	$-	871	$-	161,151	$16	$28,281,335	$(3,518)	$(18,328,197)	$9,949,688
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(654,057)	(654,057)
Conversion of preferred stock to common stock	-	-	-	-	(1,175)	-	-	-	153,298	15	(15)	-	-	-
Capital contribution from private placement	-	-	-	-	-	-	-	-	778,789	78	7,710,434	-	-	7,710,512
Issuance of Class B common stock pursuant to equity line of credit	-	-	-	-	-	-	-	-	5,366	1	16,075	-	-	16,076
Employee stock compensation	-	-	-	-	-	-	-	-	-	-	167,261	-	-	167,261
Stock compensation to advisors	-	-	-	-	-	-	-	-	-	-	1,825	-	-	1,825
Repurchase of treasury stock	-	-	-	-	-	-	-	-	-	-	-	(249,194)	-	(249,194)
Balance at September 30, 2026 (Unaudited)	522,801	$52	-	$-	-	$-	871	$-	1,098,604	$110	$36,176,915	$(252,712)	$(18,982,254)	$16,942,111

Balance at December 31, 2024	1,000,000	$100	-	$-	-	$-	871	$-	1,484	$-	$80,470	$-	$(4,599,724)	$(4,519,154)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(297,207)	(297,207)
Balance at March 31, 2025 (Unaudited)	1,000,000	$100	-	$-	-	$-	871	$-	1,484	$-	$80,470	$-	$(4,896,931)	$(4,816,361)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,866,169)	(3,866,169)
Reverse recapitalization	-	-	-	-	-	-	-	-	-	-	(2,183,392)	-	-	(2,183,392)
Conversion of convertible debt	-	-	-	-	-	-	-	-	592	-	1,769,072	-	-	1,769,072
Common stock issued to SPAC public shareholders	-	-	-	-	-	-	-	-	23	-	1,942,298	-	-	1,942,298
Capital contribution from private placement	-	-	5,000	1	-	-	-	-	-	-	4,699,999	-	-	4,700,000
Employee stock compensation	-	-	-	-	-	-	-	-	109	-	118,444	-	-	118,444
Stock compensation to advisors	-	-	-	-	-	-	-	-	40	-	448,833	-	-	448,833
Conversion of preferred stock to common stock	(415,131)	(42)	-	-	-	-	-	-	56	-	42	-	-	-
Issuance of common stock and warrants for intangible assets acquisition	-	-	-	-	-	-	-	-	107	-	4,525,478	-	-	4,525,478
Stock issued for waiving contractual restriction	-	-	-	-	-	-	-	-	5	-	66,500	-	-	66,500
Balance at June 30, 2025 (Unaudited)	584,869	$58	5,000	$1	-	$-	871	$-	2,416	$-	$11,467,744	$-	$(8,763,100)	$2,704,703
Net income	-	-	-	-	-	-	-	-	-	-	-	-	2,520,989	2,520,989
Employee stock compensation	-	-	-	-	-	-	-	-	-	-	142,133	-	-	142,133
Stock compensation to advisors	-	-	-	-	-	-	-	-	1	-	32,210	-	-	32,210
Balance at September 30, 2025 (Unaudited)	584,869	$58	5,000	$1	-	$-	871	$-	2,417	$-	$11,642,087	$-	$(6,242,111)	$5,400,035

* Giving retroactive effect to reverse recapitalization effected on April 4, 2025 and reverse stock split on March 9, 2026, June 4, 2026, and August 13, 2026,

See accompanying notes to the consolidated financial statements.

KIDZ AI INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

	For the Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net (loss)	$(7,337,665)	$(1,642,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364,292	192,530
Amortization of operating lease right-of-use assets	234,732	227,948
Employee and advisors stock compensation	536,549	311,620
Deferred tax liabilities		701,957
Change in fair value of warrants	(67,275)	629,625
Change in fair value of crypto assets	3,380,547	(3,342,651)
Change in fair value of convertible debt	1,331,562	510,138
Stock issued for waiving contractual restriction		66,500
Staking rewards	(92,992)	(163,953)
Changes in operating assets and liabilities:
Due from related parties	1,994	(14,788)
Prepayments and other current assets	(3,467)	11,501
Deposit	5,000	(5,000)
Accounts payable	(90,093)	(48,326)
Interest payable		244,712
Deferred revenues	(461,809)	(766,575)
Operating lease liabilities	(110,369)	(233,474)
Due to related parties	(27,082)	(216,943)
Accrued liabilities and other payables	14,656	363,041
Net cash (used in) operating activities	(2,321,420)	(3,174,525)

Cash flows from investing activities:
Purchases of property and equipment	(34,140)	-
Purchases of crypto assets	(16,000)	(1,050,000)
Sales of crypto assets	4,001,610	-
Purchases of intangible assets	-	(1,250,000)
Net cash provided by (used in) investing activities	3,951,470	(2,300,000)

Cash flows from financing activities:
Proceeds from convertible notes payable	2,500,000	3,089,400
Capital contribution from private placement	10,743,417	4,700,000
Issuance of Class B common stock pursuant to equity line of credit	16,076	-
Proceeds from the reverse recapitalization	-	1,077,752
Repurchase of treasury stock	(252,712)	-
Repayment of promissory notes to related party	-	(332,485)
Proceeds from promissory notes related party	-	318,000
Net cash provided by financing activities	13,006,781	8,852,667

Net increase in cash, cash equivalents and restricted cash	14,636,831	3,378,142
Cash, cash equivalents and restricted cash, beginning of period	2,751,594	50,682

Cash, cash equivalents and restricted cash, end of period	$17,388,425	$3,428,824

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash activities:
Issuance of common stock for warrants excise	-	4,525,398
Purchase of crypto assets through convertible debt		7,503,600
Common stock issued for liability payment		430,000
Conversion of convertible debt to common stock	9,459,435	1,769,072
Conversion of preferred stock to common stock	22	42

See accompanying notes to the consolidated financial statements.

KIDZ AI INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2026. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024.

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

Liquidity and Going Concern

As of September 30, 2026, the Company had cash and cash equivalents of $14,384,888, current liabilities of $1,897,870, a working capital surplus of $15,547,651 and a stockholders’ equity of $16,942,111. For the three months ended September 30, 2026 and 2025, the Company had losses of $654,057 and net income of $2,520,989, respectively, and for the nine months ended September 30, 2026 and 2025, the Company had losses of $7,337,665 and $1,642,387, respectively. The Company has assessed its liquidity and determined that the current working capital and cash position are sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

Revenue Recognition

The Company has two predominant sources of revenue: time-based subscriptions and credit-based subscriptions to our online courses.

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

	September 30, 2026	December 31, 2025

Cash on hand	$3,146	$3,144
Bank deposits	14,381,742	2,748,450
Restricted USDC in investment accounts	3,003,537	-
Total cash shown in the Statement of Cash Flows	$17,388,425	$2,751,594

Deposits

Deposits consist of credit card security deposits, which paid to the bank upon the account open. Management regularly reviews the age of these deposits and changes in payment trends and records an allowance when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off against the allowance after exhaustive efforts at collection is made. As of September 30,2026, there was no allowance for deposits.

Property and Equipment

Property and equipment primarily include computers and furniture stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over 5 years.

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

Certain digital assets are pledged as collateral under the Company’s 2025 Convertible Notes (defined in Note 10) as of December 31, 2025. Pursuant to the terms of the Securities Purchase Agreement entered into in connection with the issuance of such notes and the related security documents, approximately 80% of the net proceeds from the issuance of the Notes are required to be used to acquire specified digital assets and deposited into a controlled collateral account for the benefit of the noteholder. These pledged digital assets are subject to a first priority security interest and are held in a block control account while the Notes remain outstanding. Digital assets that are subject to contractual restrictions or are pledged as collateral and not available for general corporate purposes are classified as restricted digital assets. Restricted digital assets are presented separately on the Company’s consolidated balance sheets or disclosed parenthetically within digital assets.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at September 30, 2026 and 2025 related to uncertain tax positions.

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

Advertising Costs

Advertising costs amounted to $14,058 and $11,250 for the three months ended September 30, 2026 and 2025, respectively, and $37,974 and $29,839 for the nine months ended September 30, 2026 and 2025. Advertising costs are expensed as incurred and included in selling expenses.

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

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares include convertible preferred stock, convertible notes, warrants and stock options. For the nine months ended September 30, 2026 and 2025, all potential common shares were anti-dilutive due to the Company's net loss and, accordingly, diluted earnings (loss) per share equals basic earnings (loss) per share.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's digital assets holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective January 1, 2025.

Note 3. Property and Equipment, net

Property and equipment consists of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Computers and electronic equipment	$59,128	$55,532
Robots	30,545	-
Furniture and fixtures	92,052	92,052
Leasehold improvements	177,865	177,865
Total property and equipment	359,590	325,449
Less: accumulated depreciation	(217,187)	(170,736)
Total property and equipment, net	$142,403	$154,713

Depreciation expense was $15,894 and $16,224 for the three months ended September 30, 2026 and 2025, respectively, and $46,450 and $48,666 for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense is included within general and administrative expenses in the Company’s statements of operations.

Note 4. Investment accounts

Investment accounts consist of cash and crypto assets held for investment purposes. Cash is carried at cost, which approximates fair value due to its short-term nature. The Company accounts for its crypto assets, which are currently primarily consisting of Solana and Worldcoin, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. The Company’s crypto assets are initially recorded at cost and subsequently are measured at fair value as of each reporting period. The Company determines the fair value of its crypto assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for digital assets (Level 1 inputs). Changes in fair value are recognized in the Company’s consolidated statement of operations.

As of September 30, 2026 and December 31, 2025, digital assets with a fair value of $nil and $7,084,194 were pledged as collateral under the Company’s Senior Secured Convertible Notes. Pursuant to the terms of the Securities Purchase Agreement, approximately 80% of the net proceeds from the issuance of the Notes were required to be used to acquire specified digital assets and deposited into a controlled collateral account for the benefit of the noteholder. Such digital assets are subject to a first priority security interest and are not available for general corporate purposes while the notes remain outstanding. On May 28, 2026, the Company entered into the First Amendment to the Securities Purchase Agreement. (See First Convertible Notes Amendment)

The following table summarizes the Company’s digital asset holdings, as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Number of Solana-purchased (restricted)	-	56,908.26
Number of Solana- Staking rewards	16.47	1,672.82
Number of World Coin purchased	12,690.80	25,000
Number of World Coin - Staking rewards	-	-
Number of Hyperliquid purchased	251.71	-
Crypto asset purchased carrying value	$28,850	$8,578,600
Staking rewards	1,499	291,333
Unrealized gain (loss) on crypto assets	1,247	(1,565,173)
Total investment accounts	$31,596	$7,304,760

Note 5. Intangible Assets

On June 30, 2025, the Company acquired certain intellectual property rights and trademarks (“IP”) with a fair value of $8,500,000 from Silver Run Group, LLC and its wholly owned subsidiary, Deer Creek IP, LLC, in order to enhance the Company’s development and future commercialization strategy. The total consideration for the acquisition was approximately $5,775,000, consisting of the following components:

•	Cash consideration of $1,250,000;
•

Issuance of 107 shares of the Company’s Class B common stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 800,000 shares on a pre-split basis, valued at $2.94 per share immediately prior to giving effect to the reverse stock splits, totaling $2,352,000, based on the fair value of the shares on the acquisition date); and

•

Issuance of warrants to purchase 99 shares of Class B common stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 739,278 shares on a pre-split basis, with an exercise price of $0.01 per share and an expiration date of June 30, 2030. The pre-funded warrants are exercisable on a cash or cashless basis and are subject to a 9.9% beneficial ownership blocker.) The fair value of the warrants on the acquisition date was estimated at $2.94 using the Black-Scholes option pricing model with the following assumptions:

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

All equity securities issued in the transaction are subject to a six-month lock-up pursuant to a Lock-Up Agreement entered into on the same date. The acquired IP is recorded as an intangible asset and is being amortized over its estimated useful life of 10 years. Amortization expense related to the acquired IP for the three and nine months ended September 30, 2026 was $105,947 and $317,842.

During the year ended December 31, 2025, the Company identified indicators of impairment related to the IP. The Company performed a recoverability test by comparing the carrying amount of the IP to the estimated undiscounted future cash flows. As a result of this analysis, the Company determined that the carrying amount was not recoverable.

Accordingly, the Company recorded an impairment loss of $1,460,704 for the year ended December 31, 2025, representing the excess of the carrying amount over the estimated fair value of the IP. No additional impairment loss was recorded for the three and nine months ended September 30, 2026.

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

Following the impairment, the Company revised the remaining useful life and amortization of the intangible asset. Future amortization is expected to be as follows:

Year ended December 31,
2026	$105,948
2027	423,789
2028	423,789
Remaining	2,754,632
Total	$3,708,158

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

As of September 30, 2026, the Company’s operating sublease had a remaining lease term of approximately 3.1 years.

For the three and nine months ended September 30, 2026 and 2025, rent expense for the operating sublease was $90,253 and 270,760, respectively.

The Company’s sublease obligations as of September 30, 2026 are presented below:

Year ending December 31,
2026	$95,815
2027	388,790
2028	407,405
Remaining	310,115
Total future lease payments	1,202,125
Less: Interest	(71,000)
Present value of lease liabilities	$1,131,125

Future amortization of the Company’s ROU assets is presented below:

Year ended December 31,
2026	$79,421
2027	326,160
2028	340,709
Remaining	265,744
Total	$1,012,034

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

For the three months ended September 30, 2026 and 2025, the Company’s income from these subleases totaled $26,716 and $26,684 respectively, and for the nine months ended September 30, 2026 and 2025, the Company’s income from these subleases totaled $43,499 and $76,604, respectively (which has been reflected as a reduction of general and administrative expenses in the accompanying consolidated Statements of Operations).

Note 7. Accrued Liabilities and Other Payables

Accrued liabilities and other payables consisted of the following:

	September 30, 2026	December 31, 2025
Credit card payable	$47,136	$31,268
Payroll tax payable	3,698	4,910
Total	$50,834	$36,178

Note 8. Income Taxes

The Company had nil and $701,957 income tax provision for the nine months ended September 30, 2026 and 2025.

	For the nine months ended September 30,
	2026	2025
Deferred income tax expense	$-	$701,957
Current income tax expense	-	-
Total	$-	$701,957

The Company has the following deferred tax assets (liabilities) as of September 30, 2026 and December 31 2025:

	As of September 30, 2026	As of December 31, 2025
Net operating loss carryforwards	$2,334,006	$1,768,511
Change in fair value of crypto assets	(262)	328,686
Change in fair value of convertible debt	15,513	169,618
Impairment loss on intangible assets	306,748	306,748
Other expense temporary difference	2,813	2,813
Total deferred tax assets	2,658,818	2,576,376
Deferred tax liability- Depreciation	(2,263)	(2,263)
Allowance	(2,656,555)	(2,574,113)
Net deferred tax liability	$-	$-

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

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the periods ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Federal statutory rate	21.0%	21.0%
Deferred tax adjustment related to convertible debt conversion	(4.8)%	-
Deferred tax adjustment related to crypto asset exchange	(14.2)%	-
Non-deductible expense	(0.2)%	-
Valuation allowance	(2.2)%	(95.6)%

Effective income tax rate	0.0%	(74.6)%

The effective tax rate for the nine months ended September 30, 2026 and 2025 is less than the statutory rate primarily as a result of the valuation allowance for net deferred tax assets.

No uncertain tax benefits have been recorded for the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, Classover NJ and Classover Holdings, Inc. has approximately $9,939,000 and $1,175,000 in federal net operating loss carryforwards, respectively. These loss carryforwards have an indefinite life.

The Company’s tax years 2023 and forward generally remain subject to examination by federal and state tax authorities.

Note 9. Related parties

As of September 30, 2026 and 2025, The Company has related party transactions with the following affiliates and affiliated entities:

Related Party Name	Relationship
Hui Luo	Majority owner of the Company
Yi Liu	Spouse of Hui Luo
Dream Legal Group, Inc	An entity controlled by Hui Luo
Dreamgo Inc.	An entity controlled by Hui Luo

Due from related parties

	September 30, 2026	December 31, 2025

Dream Legal Group, Inc.	43,499	45,493
Total due from related parties	$43,499	$45,493

Due to related parties

	September 30, 2026	December 31, 2025

Due to Dream Go Inc.	36,234	63,316
Total due to related parties - current	$36,234	$63,316

The following table represents related party transactions for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended September 30,		Nine Months Ended September 30,
Name	Business Purpose of Transaction	2026	2025	2026	2025
Dream Legal Group, Inc	Sublease income	$26,716	$26,684	43,499	$76,604
Dreamgo Inc.	Rent expense	90,253	92,095	270,760	276,284
Yi Liu	Interest expense	-	-		822
Luo Hui	Interest expense	-	-		1,300

Sublease income has been reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

As of September 30, 2026 and December 31, 2025, the Company has the following ROU assets and operating lease liabilities recognized from related party under ASC 842 (Note 4):

		September 30, 2026	December 31, 2025
Dreamgo Inc.	ROU assets	$1,012,034	$1,246,766
Dreamgo Inc.	Short term obligation under operating leases	$(344,993)	$(195,353)
Dreamgo Inc.	Long term obligation under operating leases	$(786,132)	$(1,046,141)

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

Description of 2025 Convertible Note upon issuance:

Issue Date	June 6, 2025
Face Value	$11,000,000
Maturity	June 6, 2027
Coupon	7.0% per annum, quarterly, PIK-eligible
Conversion Price	Initially $7.36 subject to adjustments
Floor Price	$0.74 per share
Redemption	120% upon Issuer’s Call, 0% on Maturity
Use of Proceeds	80% for SOL investment; 20% for operations

Issue Date	May 28, 2026
Face Value	$600,000
Maturity	May 28, 2028
Coupon	7.0% per annum; payable at the Company's option in cash, shares or PIK
Conversion Price	Initially $5.136
Floor Price	$0.4774 per share
Redemption	120% upon Issuer's Call; 100% at Maturity
Use of Proceeds	Held in Control Account until Available Cash Test is met; thereafter for working capital and AI-related capital expenditures (no Solana purchase requirement)

Issue Date	September 17, 2026
Face Value	$1,900,000
Maturity	September 17, 2028
Coupon	7.0% per annum; payable at the Company’s option in cash, shares or PIK
Conversion Price	Initially $3.672 per share; upon conversion, the lower of the applicable initial conversion price and 95% of the lowest daily VWAP during the preceding six trading days
Floor Price	$7.161 per share on a post-split basis, applicable to share reserve and certain adjustment provisions; not a minimum conversion price
Redemption	120% upon Issuer's Call; 100% at Maturity
Use of Proceeds	Pursuant to the Securities Purchase Agreement, as amended; no Solana purchase requirement

During the fourth quarter ended December 31, 2025, the Company converted an aggregate principal amount of $3,225,000 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,000,000 of the notes were converted into 2,000 shares of Series C Preferred Stock, and $1,225,000 of the notes were converted into 357 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split 2,675,975 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Series C Preferred Stock and Class B Common Stock issued upon conversion was $2,109,774 and $1,496,183, respectively.

During the three months ended March 31, 2026, the Company converted an aggregate principal amount of $2,742,500 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,742,500 of the notes were converted into 3,533 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 26,487,424 shares on a pre-split basis). The fair value of the Class B Common Stock issued upon conversion was $3,899,856.

During the three months ended June 30, 2026, the Company converted an aggregate principal amount of $5,032,500 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $5,032,500 of the notes were converted into 35,646 shares of Class B Common Stock (reflecting the June 2026 10-for-1 and August 2026 15-for-1 reverse stock split; 5,346,878 shares on a pre-split basis). The fair value of the Class B Common Stock issued upon conversion was $5,559,579.

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

The fair value of the convertible notes was estimated using a lattice (binomial tree) model, which captures the hybrid nature of the instrument, including the embedded conversion feature, issuer redemption option, payment-in-kind (“PIK”) interest accretion, floor-price reset provisions, and contractual call premiums. The valuation incorporates market participant assumptions consistent with ASC 820 and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. As of September 30, 2026 and December 31, 2025, the aggregate contractual principal amount of the convertible notes was $2,500,000 and $7,775,000.

Level 3 Quantitative Inputs

The significant inputs used in the valuation as of September 30, 2026 and December 31, 2025 were as follows:

Input	September 30, 2026	September 30, 2026	December 31, 2025
Face value	$1,900,000	$600,000	$7,775,000
Fair value	$1,916,833	$657,040	$8,201,746
Volatility	170.0%	170.0%	100.0%
Risk-free rate	4.87%	4.76%	3.48%
Calibrated spread	22.39%	22.39%
Remaining contractual term	1.97 years	1.66 years	1.43 years
PIK interest rate	7.00%	7.00%	7.00%
Stock price	$2.44	$2.44	$0.178
Conversion price (effective)	$2.318	$2.318	$0.74
Conversion price (floor)	$7.161	$7.161	$0.74
Redemption premium	120%	120%	120%

*At September 30, 2026, the contractual floor price applied to share reserve and certain adjustment provisions and did not establish a minimum conversion price.

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

The Company used an effective conversion price of $2.318 per share as of September 30, 2026, based on the market-price conversion mechanism. The valuation incorporated a calibrated spread of 22.39% in addition to the applicable risk-free rates. This spread was calibrated to the September 17, 2026 issuance of the $1,900,000 convertible note at par and reflects risks associated with realizing the conversion value in shares, including dilution, ownership limitations and market liquidity. No portion of the change in fair value was attributed to instrument-specific credit risk. The calibrated spread represents the principal significant unobservable input in the valuation.

Based on the sensitivity analysis performed as of December 31, 2025, a hypothetical 10% increase in expected volatility would have decreased the fair value by approximately $220,805, while a 10% decrease would have decreased the fair value adjustment to approximately $44,519, with all other assumptions held constant. Based on the sensitivity analysis performed as of September 30, 2026, a five-percentage-point increase in the calibrated spread would have decreased the aggregate fair value by approximately $48,920, while a five-percentage-point decrease would have increased the aggregate fair value by approximately $49,979, with all other assumptions held constant. Varying expected volatility between 90% and 200%, or changing the stock price by 10% in either direction, did not change the modeled aggregate fair value. A 50-basis-point change in the risk-free rates in either direction changed the aggregate fair value by less than $5,000.

The following table summarizes the changes in the fair value of the Company’s convertible notes classified within Level 3 of the fair value hierarchy:

Fair value at December 31, 2024	-
Initial recognition at principal amount	11,000,000
Changes in fair value recognized in earnings	807,703
Conversion into common and preferred stock	(3,605,957)
Fair value at December 31, 2025	8,201,746
Changes in fair value recognized in earnings	860,631
Conversion into common stock	(3,899,856)
Fair value at March 31, 2026	5,162,521
Changes in fair value recognized in earnings	464,471
Conversion into common stock	(5,559,579)
Initial recognition at principal amount	600,000
Fair value at June 30, 2026	667,413
Initial recognition at principal amount	1,900,000
Changes in fair value recognized in earnings	6,460
Fair value at September 30, 2026	2,573,873

Note 11. Warrant Liabilities

In connection with the Reorganization Merger, the Company has assumed 17,250,000 warrants outstanding from BFAC public shareholders. As of September 30, 2026, the Company has 17,249,987 warrants outstanding.

Each whole warrant entitles the holder to purchase 0.0001 shares of Class B common stock (reflecting the March 2026 50 for 1 reverse stock split , the June 2026 10 for 1 and the August 2026 15-for-1 reverse stock split) at a price of $86,250 per share, subject to adjustment as described below, expiring April 4, 2030.

The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $135,000.00 (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If the Company redeems the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

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

The following table presents the changes in the fair value of warrant liabilities:

Fair value as of December 31, 2025	$207,000
Change in fair value	(67,275)
Fair value as of September 30, 2026	$139,725

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

The following tables present fair value information as of September 30, 2026, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

September 30, 2026	Level 1	Level 2	Level 3
Assets:
Investment- Crypto asset	$31,596	$-	$-
Liabilities
Warrant liabilities	$139,725	$-	$-
Convertible notes payable	$-	$-	$2,573,873

December 31, 2025	Level 1	Level 2	Level 3
Assets:
Investment- Crypto asset	$7,304,760	$-	$-
Liabilities
Warrant liabilities	$207,000	$-	$-
Convertible notes payable	$-	$-	$8,201,746

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

Disaggregated information of revenues by stream are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Time-based subscriptions	$104,633	$227,417	$355,952	$698,259
Credit-based subscriptions	570,524	1,060,221	1,320,234	2,131,043
Total revenues	$675,157	$1,287,638	$1,676,186	$2,829,302

Note 14. Commitments and Contingencies

Legal Proceedings

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. At September 30, 2026, the Company was not involved in any material legal proceedings regarding claims or legal actions against the Company.

Note 15. Equity

As of June 4, 2026, the total number of shares which the Company shall have the authority to issue is 14,100,000 shares (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock split; 510,000,000 shares on a pre-split basis), which include 100,000 shares of Class A common stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock split; 50,000,000 shares on a pre-split basis, par value $0.0001 per share), 4,000,000 shares of Class B common stock (reflecting the March 2026 50-for-1 reverse stock split and the June 2026 10-for-1 reverse stock split; 200,000,000 shares on a pre-split basis, par value $0.0001 per share), and 10,000,000 shares of preferred stock.

The Preferred Stock authorized by this Certificate of Incorporation may be issued in series. Each Series A Preferred Shares are convertible to Class B Common Shares on a 50 to 1 basis , Each Series B and Series C Preferred Shares are convertible to Class B Common Shares. The conversion price of Series B Preferred Shares are the greater of 92% of the lowest Volume Weighted Average Price (“VWAP”) of the stock price five days before conversion, or adjusted floor price. The conversion price of Series C Preferred Shares are the lower of 95% of the lowest VWAP of the stock price six days before conversion, or initial conversion price. Holders of shares of Common Stock will exclusively possess all voting power with respect to the Company and are entitled to vote on all matters submitted to the Company’s stockholders for their vote or approval. Each share of Class A Common Stock has the voting power of twenty-five votes and each share of Class B Common Stock has the voting power of one vote.

On June 10, 2026, the Company’s stockholders approved an amendment to the Certificate of Incorporation to increase the authorized number of shares of Class B Common Stock to 2,500,000,000.

On September 10, 2026, the Company’s stockholders approved an amendment to the Certificate of Incorporation to increase the authorized number of shares of Class A Common Stock to 85,000,000.

Accordingly, as of September 30, 2026, the Company had a total of 2,595,000,000 authorized shares.

Reverse Recapitalization and De-SPAC Merger

On April 4, 2025, the Company consummated a business combination with Classover DE and BFAC (the SPAC), resulting in a reverse recapitalization. As part of the transaction:

•

Former Classover DE shareholders received 1,667 shares (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 12,500,000 shares on a pre-split basis) of Company’s equity, including:

○

871 shares of Class A Common Stock to Hui Luo (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1and the August 2026 15-for-1 reverse stock split 6,535,014 shares on a pre-split basis)

○

204 shares of Class B Common Stock to other Classover shareholders (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 and the August 2026 10-for-1 reverse stock split; 1,531,864 shares on a pre-split basis)

	○	1,000,000 shares of Series A Preferred Stock to Classover equity holders
○

591 shares of Class B Common Stock to convertible note holders upon conversion (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 4,433,122 shares on a pre-split basis)

•

BFAC Sponsor received 1,280 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 15-for-1 reverse stock split; 9,600,000 shares on a pre-split basis)

•

Remaining BFAC IPO investors were issued 22 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 168,356 shares on a pre-split basis), representing residual trust shares post-redemptions (3,683,125 original shares less 3,514,769 redeemed)

•

17,250,000 warrants (the warrants can be exchanged 1-for-0.000133333 Class B Common Stock shares after reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split)

These equity issuances were part of the reverse recapitalization and accounted for in accordance with ASC 805-40. No goodwill or intangible assets were recorded. The conversion of convertible notes was accounted for in accordance with ASC 470-20, with no gain or loss recognized upon conversion.

Shares issued in connection with the Company’s Merger on April, 4, 2025:

	Common Share- reflecting the March 2026, June 2026 and August 2026 reverse stock split	Common Share- on a pre-split basis

Holders of BFAC public shareholders – Class B	22	168,356
BFAC sponsors – Class B	1,280	9,600,000
Founder of Classover DE – Class A	871	6,535,014
Rest of Classover DE shareholders prior to merger – Class B	204	1,531,864
Convertible note holders of Classover Inc. prior to merger – Class B	591	4,433,122
Classover DE equity holders-Series A Preferred Shares	1,000,000	1,000,000
Total Class A common shares	871	6,535,014
Total Class B common shares	2,097	15,733,342
Total Series A Preferred Shares	1,000,000	1,000,000

PIPE Investment

On April 4 and April 14, 2025, a PIPE investor invested $5,000,000 via a PIPE agreement to purchase 5,000 shares of Series B Preferred Stock. Preferred shares were classified as equity under ASC 480. $5,000,000 was delivered, less $300,000 in transaction costs, with net proceeds of $4,700,000. On May 30, 2025, the Company issued 3 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 15-for-1 reverse stock split; 25,000 shares on a pre-split basis) to the investor as consideration for waving specific financing restrictions under the PIPE agreement. Shares issued as contract modifications are recorded at fair value and $66,500 expense was recorded when the waiver becomes effective, per ASC 470 and ASC 505.

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

The 2024 Incentive Plan provides for the future issuance of shares of the Company’s Class B Common Stock, representing 8% of the number of shares of the Company’s Common Stock outstanding following the Business Combination (after giving effect to the Redemption). Accordingly, the 2024 Incentive Plan is eligible to issue up to 436 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock; 3,268,668 shares on a pre-split basis).

•

On April 17, 2025, 109 shares (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock; 820,000 shares on a pre-split basis) were granted as equity-based compensation to two employees of the Company, which will vest over three years.

•

On April 28, 2025, 13 shares (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 100,000 shares on a pre-split basis) were issued to a third-party advisor for advisory services which will vested over one year.

•

On September 6, 2025, 1 share (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 4,000 shares on a pre-split basis) was issued to a third-party advisor for advisory services which was fully vested.

•

On October 28, 2025, 1 share (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 10,000 shares on a pre-split basis) was issued to a third-party advisor to collaborate on joint branding, public relations initiatives, and exploration of blockchain-based educational products which vested over one year.

•

On October 31, 2025, 1 share (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 3,000 shares on a pre-split basis) was issued to a third-party advisor for advisory services to provide strategic and technical guidance related to the Company’s AI education initiatives which vested over 90 days.

•

On January 21, 2026, 187 shares (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 1,400,000 shares on a pre-split basis) were issued to three employees of the Company which will vest over four years.

2025 Incentive Plan

 On January 9, 2026, the Company registered 667 shares (reflecting the March 2026 50-for-1 reverse stock split , the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 5,000,000 shares on a pre-split basis), issuable pursuant to the Company’s 2025 Long-Term Incentive Equity Plan (the “2025 Incentive Plan”). The purpose of the 2025 Incentive Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential future contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of Common Stock, thereby strengthening their commitment to the Company and aligning their interests with those of the Company's stockholders

•

On January 21, 2026, 100 shares (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 750,000 shares on a pre-split basis) were granted as equity-based compensation to two employees of the Company, which will vest over four years.

Shares were measured at fair value on grant date under ASC 718. Compensation cost is recognized ratably over the vesting period. For the three and nine months ended September 30, 2026, stock compensation cost under 2024 and 2025 inventive plan was $169,086 and $ 536,549 , respectively. For the three and nine months ended September 30, 2025, stock compensation cost under 2024 and 2025 inventive plan was $174,343 and $311,620.

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

During the three months ended June 30, 2026, the Company sold an aggregate of 51,929 shares (reflecting the June 2026 and the August 2026 15-for-1 reverse stock split; 7,789,100 shares on a pre-split basis) of its Class B common Stock under the ATM Sales Agreement for aggregate gross proceeds of $3,126,813. The Company incurred total offering costs of $93,987, consisting primarily of sales commissions and other offering expenses, and received aggregate net proceeds of 3,032,905.

During the three months ended September 30, 2026, the Company sold an aggregate of 778,789 of its Class B common Stock under the ATM Sales Agreement for aggregate gross proceeds of 7,949,460. The Company incurred total offering costs of $238,948, consisting primarily of sales commissions and other offering expenses, and received aggregate net proceeds of 7,710,512.

Equity Line of Credit

On May 21, 2026, the Company entered into a ChEF Purchase Agreement (the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”), establishing an equity line of credit facility. Under the Purchase Agreement, the Company has the right, but not the obligation, to issue and sell to Chardan up to $100 million of newly issued shares of Class B common stock, subject to the conditions and limitations specified in the Purchase Agreement. Purchases are subject to, among other conditions, an effective registration statement covering Chardan’s resale of the shares and applicable trading volume, exchange cap and beneficial ownership limitations. Unless earlier terminated, the Purchase Agreement expires on the 36-month anniversary of the effective date of the initial resale registration statement.

During the three months ended September 30, 2026, the Company issued and sold 5,366 shares of Class B Common Stock under the Purchase Agreement for aggregate proceeds of $16,076. The share amount reflects the reverse stock split effective August 13, 2026.

Other equity transactions

On April 17, 2025, 25 shares (reflecting the March 2026 50-for-1 reverse stock split , the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 190,000 shares on a pre-split basis) were issued to a professional service provider as part of an outstanding bill payment amount to $430,000.

On June 30, 2025, 41,513 Series A Preferred Shares were converted into 56 Class B common shares (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock ; 415,131 shares on a pre-split basis on a 1:1 basis). The conversion was accounted for as an equity-for-equity exchange under ASC 505. No gain or loss recognized.

On June 30, 2025, the Company acquired intellectual property using $1,250,000 cash, 107 Class B common shares (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock; 800,000 shares on a pre-split basis) and 99 warrants (reflecting the March 2026 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock; 739,278 warrants on a pre-split basis). The transaction was accounted for under ASC 805-50 as an asset acquisition. Shares and warrants were valued at fair value on grant date. (See Note 5)

On October 9, 2025, 62,068 series A preferred shares were canceled, in exchange, the company issued 80 class B common shares (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock; 596,808 shares on a pre-split basis) to the investors

On December 22, 2025, the company's shareholders approved a few proposals through a special meeting: a). redomesticate the company from Delaware Corporation to Nevada Corporation, b) adopt the new incentive plan - 2025 Long-Term Incentive Equity Plan, a total of 667 shares of Class B stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock; 5,000,000 shares on a pre-split basis) is reserved for employee, the size of pool is subject to increase at the time the market cap of the company hits certain milestones. c) approve to execute a reverse stock split of all outstanding shares, including Class A and Class B, at a ratio from 1-for-2, to 1-for-50, to be determined by board of directors.

During the fourth quarter ended December 31, 2025, the Company converted an aggregate principal amount of $3,225,000 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,000,000 of the notes were converted into 2,000 shares of Series C Preferred Stock, and $1,225,000 of the notes were converted into 357 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 2,675,975 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Series C Preferred Stock and Class B Common Stock issued upon conversion was $2,109,774 and $1,496,183, respectively. Immediately prior to conversion, the carrying value of the convertible notes approximated their fair value. As a result, the derecognition of the convertible notes and issuance of equity securities did not result in a material gain or loss upon conversion. The carrying value of the notes was reclassified to equity upon issuance of the shares. ranking senior to common but subordinate to Series B Preferred, Each Series C convertible preferred share entitled to 7% annual dividends payable every quarter in Class B common shares, and can be converted to class B common at $0.2029.

During the fourth quarter ended December 31, 2025, the Company received several conversion notices from a holder of its Series B Convertible Preferred Stock to convert 2,225 shares of Series B Convertible Preferred Stock into 460 shares (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 3,446,349 shares on a pre-split basis) of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series B Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

During the three months ended March 31, 2026, the Company converted an aggregate principal amount of $2,742,500 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $2,742,500 of the notes were converted into 3,533 shares of Class B Common Stock (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 26,487,424 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Class B Common Stock issued upon conversion was $3,899,857.

During the three months ended March 31, 2026, the Company received several conversion notices from a holder of its Series B Convertible Preferred Stock to convert 900 shares of Series B Convertible Preferred Stock into 621 shares (reflecting the March 2026 50-for-1 reverse stock split, the June 2026 10-for-1 and the August 2026 15-for-1 reverse stock split; 4,655,200 shares on a pre-split basis) of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series B Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

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

In April and May 2026, the Company converted an aggregate principal amount of $5,032,500 of convertible notes into equity securities in accordance with the terms of the note agreements. Upon conversion, $5,032,500 of the notes were converted into 35,653 shares of Class B Common Stock (reflecting the June 2026 and the August 2026 15-for-1 reverse stock split; 5,346,878 shares on a pre-split basis). The Company had elected the fair value option for the convertible notes in accordance with ASC 825-10, Financial Instruments. Accordingly, the convertible notes were measured at fair value at each reporting date, with changes in fair value recognized in earnings. At the conversion date, the equity instruments issued were measured based on the quoted market price of the Company’s common stock on the conversion date. The fair value of the Class B Common Stock issued upon conversion was $5,559,579.

In April 2026, the Company received several conversion notices from a holder of its Series B Convertible Preferred Stock to convert 1,875 shares of Series B Convertible Preferred Stock into 8,613 shares (reflecting the June 2026 and the August 2026 15-for-1 reverse stock split; 1,291,763 shares on a pre-split basis) of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series B Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

In June 2026, the Company received several conversion notices from a holder of its Series C Convertible Preferred Stock to convert 825 shares of Series C Convertible Preferred Stock into 57,114 shares (reflecting the August 2026 15-for-1 reverse stock split; 856,564 shares on a pre-split basis) of the Company’s Class B common stock in accordance with the terms of the Certificate of Designations governing the Series C Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

During the three months ended September 30, 2026, the Company received several conversion notices from a holder of its Series C Convertible Preferred Stock to convert 1,175 shares of Series C Convertible Preferred Stock into 153,298 shares of the Company’s Class B common stock after giving effect to the reverse stock split effective August 13, 2026 in accordance with the terms of the Certificate of Designations governing the Series C Convertible Preferred Stock. Upon conversion, the Company recorded the par value of the Class B common stock issued as common stock, with the remaining amount recorded as additional paid-in capital.

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

In June 2026, the Company repurchased 133 shares (reflecting the August 2026 15-for-1 reverse stock split; 2,000 shares on a pre-split basis) of its Class B common stock for an aggregate purchase price of $3,518, including commissions and other directly attributable transaction costs. In September 2026, the Company repurchased 74,082 shares of its Class B common stock for an aggregate purchase price of $249,194, including commissions and other directly attributable transaction costs. Treasury shares are not considered outstanding for purposes of earnings per share and do not have voting or dividend rights while held by the Company. No treasury shares were reissued or retired during the three and nine months ended September 30, 2026.

Note 16. Concentration of risk

Credit risk

The Company’s concentration of credit risk relates to financial institutions holding the Company’s cash. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The insurance coverage for cash deposits at each bank is $250,000. As of September 30,, 2026, a cash balance of $13,629,262 deposited with three financial institutions was uninsured. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.

Customer concentration risk

For the three and nine months ended September 30, 2026 and 2025, no customer accounted for more than 10% of the Company’s total revenues.

Vendor concentration risk

For the three and nine months ended September 30, 2026 and 2025, no vendor accounted for over 10% of the Company’s total purchases.

Note 17. Subsequent Event

The Company evaluated subsequent events through the date these unaudited interim condensed consolidated financial statements were issued and identified no events requiring adjustment to or disclosure in these financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to KIDZ AI Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

For the three-month period, our total revenue decreased by $612,481, or 48%, from $1,287,638 for the three months ended September 30, 2025, to $675,157 for the three months ended September 30, 2026. Our gross profit decreased by $454,260, from $899,024 for the three months ended September 30, 2025, to $444,764 for the three months ended September 30, 2026. Our gross profit margin decreased by 4% from 70% for the three months ended September 30, 2025 to 66% for the three months ended September 30, 2026.

For the nine-month period, our total revenue decreased by $1,153,116, or 41% from $2,829,302 for the nine months ended September 30, 2025, to $1,676,186 for the nine months ended September 30, 2026. Our gross profit decreased by $709,724, from $1,627,108 for the nine months ended September 30, 2025, to $917,384 for the nine months ended September 30, 2026. Our gross profit margin decreased by 3% from 58% for the nine months ended September 30, 2025 to 55% for the nine months ended September 30, 2026.

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

Ability to attract new registered users and paid subscribers

Our business model is dependent upon our ability to grow and maintain a large user base, and it also requires that we grow and keep registered users and paid subscribers. As of September 30, 2026 and 2025, we have 75,999 and 71,556 registered users, respectively.

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

Ability to attract and retain high quality independent teacher contractors

We believe that students are attracted to us largely because of the high quality and wide selection of enrichment and academic lessons offered by our high quality independent teacher contractors, and that continuing to attract and retain many high quality educator partners will be an important factor in attracting registered users and paid subscribers and increasing our revenue over time. We believe that our reach, reputation, and compensation packages provide an attractive value proposition for educators to partner with us to develop and distribute enrichment content. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our user base, improving recommendation and personalization features, and developing marketing capabilities that drive higher conversions. As of September 30, 2026 and 2025, we have 1,295 and 1,144 educator partners working with us, respectively.

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

Selling expenses

Selling expenses consist primarily of sales personnel compensation, followed by advertising costs on social media platforms such as Google.

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

Results of Operations

For the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods.

	For the Three Months Ended September 30,		Variance
	2026	2025	Amount	Variance %
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$675,157	$1,287,638	$(612,481)	(48)%

Total revenues	675,157	1,287,638	(612,481)	(48)%

Cost of revenues:
Cost of revenues	230,393	388,614	(158,221)	(41)%

Total cost of revenues	230,393	388,614	(158,221)	(41)%

Gross profit	444,764	899,024	(454,260)	(51)%

Operating expenses:
Selling and marketing	62,835	149,249	(86,414)	(58)%
General and administrative	1,138,348	1,348,697	(210,349)	(16)%
Research and development	16,002	5,971	10,031	168%

Total operating expenses	1,217,185	1,503,917	(286,732)	(19)%
	-	-
(Loss) from operations	(772,421)	(604,893)	(167,528)	28%

Other income (expense)
Change in fair value of warrants	77,625	910,799	(833,174)	(91)%
Change in fair value of crypto assets	8,829	3,159,986	(3,151,157)	(100)%
Change in fair value of convertible debt	(6,460)	(249,508)	243,048	(97)%
Staking rewards	994	157,405	(156,411)	(99)%
Interest and other expense	37,376	(189,203)	226,579	(120)%

Total other income (expense)	118,364	3,789,479	(3,671,115)	(97)%

(Loss) before provision for income taxes	(654,057)	3,184,586	(3,838,643)	(121)%
Provision for income taxes	-	663,597	(663,597)	(100)%
	-	-
Net (loss)	$(654,057)	$2,520,989	$(3,175,046)	(126)%

Revenue

Our total revenue decreased by $612,481, or 48% from $1,287,638 for the three months ended September 30, 2025, to $675,157 for the three months ended September 30, 2026. The decrease was primarily attributable to reduced customer traffic and lower user engagement on the Company’s platform during the quarter, which resulted in decreased demand for both credit-based course purchases and pass subscription products. During this period, management devoted greater operational focus and resources to public company compliance, treasury management, and strategic initiatives, including AI-related projects and the Company's broader AI-driven strategic transformation. Management believes these efforts may support the Company's long-term growth and the continued development of its AI-powered education initiatives.

Costs of Revenue

	For the Three Months Ended September 30,		Variance	Variance
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
Compensation	$210,910	$360,130	(149,220)	(41)%
Payment Processing Fee	9,183	11,084	(1,901)	(17)%
Streaming Services	10,300	17,400	(7,100)	(41)%
Total	$230,393	$388,614	$(158,221)	(41)%

Cost of revenues decreased by $158,221, or 41%, from $388,614 for the three months ended September 30, 2025, to $230,393 for the three months ended September 30, 2026.

The decrease in cost of revenues was primarily attributable to lower compensation expenses for independent educators and employees directly involved in providing services and was generally consistent with the decrease in revenues. Compensation expenses decreased by $149,220, or 41%, from $360,130 for the three months ended September 30, 2025, to $210,910 for the three months ended September 30, 2026.

Gross profit margin

	For the Three Months Ended September 30,
	2026	2025	Variance
	(Unaudited)	(Unaudited)
Service revenues
Gross profit	444,764	899,024	(454,260)
Gross margin	66%	70%	4%

The total gross profit decreased by $454,260, or 51%, from $899,024 for the three months ended September 30, 2025 to $444,764 for the three months ended September 2026. Gross profit margin decreased from approximately 70% for the three months ended September 30, 2025, to approximately 66% for the three months ended September 30, 2026, primarily because the decrease in revenues outpaced the reduction in cost of revenues.

Operating expenses

During the three months ended September 30, 2026, we incurred total operating expenses of $1,217,185, a decrease of $286,732, or 19%, as compared to total operating expenses of $1,503,917 during the three months ended September 30, 2025.

General and administrative expenses decreased by $210,349, or 16%, from $1,348,697 for the three months ended September 30, 2025, to $1,138,348 for the three months ended September 30, 2026. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses. The decrease in general and administrative expenses in the three months ended September 30, 2026 as compared to same period last year was primarily attributable to a decrease of $292,199 in compensation and $38,440 in amortization expenses related to our IP assets. The decrease was primarily offset by an increase of $109,486 in vehicle, travel and insurance expenses. Insurance expenses increased due to periodic reviews and updates to the Company's insurance coverage, while vehicle and travel expenses increased primarily due to employee business travel related to AI business development and attendance at industry conferences. The decrease in employee compensation expenses was primarily attributable to a reduction in headcount and salary levels across the Company's operations, as well as lower outsourced staffing costs.

Selling expenses decreased by $86,414 or 58% from $149,249 for the three months ended September 30, 2025 to $62,835 for the three months ended September 30, 2026. The decrease was primarily attributable to lower compensation expense, which decreased by $89,222, primarily due to reduced headcount and lower sales commissions, consistent with lower student enrollment and revenue. This decrease was partially offset by an increase of $2,808 in advertising expenses.

Other income

Other income for the three months ended September 30, 2026, was $118,364 as compared to $3,789,479 for the three months ended September 30, 2025. The decrease in other income was primarily attributable to a decrease of $3,151,157 in fair value of crypto assets, a decrease of $833,174 in fair value of warrants and a decrease of $156,411 on staking rewards., The decreases were partially offset by an increase of $243,048 and $226,579 in fair value of convertible debt and interest, respectively.

Provision for income taxes

We had no income tax provision for the three months ended September 30, 2026 as we made fully allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized. Provision for income taxes for the three months ended September 30, 2025 was $663,597.

Net Loss

As a result of the combination of factors discussed above, we recorded a net loss of $654,057 for the three months ended September 30, 2026, compared to net income of $2,520,989 for the corresponding period in 2025.

For the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods.

	For the Nine Months Ended September 30,		Variance	Variance
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
Revenues:
Service revenues	$1,676,186	$2,829,302	$(1,153,116)	(41)%

Total revenues	1,676,186	2,829,302	(1,153,116)	(41)%

Cost of revenues:
Cost of revenues	758,802	1,202,194	(443,392)	(37)%

Total cost of revenues	758,802	1,202,194	(443,392)	(37)%

Gross profit	917,384	1,627,108	(709,724)	(44)%

Operating expenses:
Selling and marketing	162,382	380,761	(218,379)	(57)%
General and administrative	3,502,451	3,811,411	(308,960)	(8)%
Research and development	68,093	34,769	33,324	96%

Total operating expenses	3,732,926	4,226,941	(494,015)	(12)%
	-	-
(Loss) from operations	(2,815,542)	(2,599,833)	(215,709)	8%

Other income (expense)
Change in fair value of warrants	67,275	(629,625)	696,900	(111)%
Change in fair value of crypto assets	(3,380,547)	3,342,651	(6,723,198)	(201)%
Change in fair value of convertible debt	(1,331,562)	(510,138)	(821,424)	161%
Financing cost	-	(473,500)	473,500	(100)%
Staking rewards	92,992	163,953	(70,961)	(43)%
Interest and other expense	29,719	(233,938)	263,657	(113)%

Total other income (expense)	(4,522,123)	1,659,403	(6,181,526)	(373)%

(Loss) before provision for income taxes	(7,337,665)	(940,430)	(6,397,235)	680%
Provision for income taxes	-	701,957	(701,957)	(100)%
	-	-
Net (loss)	$(7,337,665)	$(1,642,387)	$(5,695,278)	347%

Revenue

Our total revenue decreased by $1,153,116, or 41% from $2,829,302 for the nine months ended September 30, 2025, to $1,676,186 for the nine months ended September 30, 2026. The decrease was primarily attributable to reduced customer traffic and lower user engagement on the Company’s platform during the period, which resulted in decreased demand for both credit-based course purchases and pass subscription products. During this period, management devoted greater operational focus and resources to public company compliance, treasury management, and strategic initiatives, including AI-related projects and the Company's broader AI-driven strategic transformation. Management believes these efforts may support the Company's long-term growth and the continued development of its AI-powered education initiatives.

Cost of revenue

	For the Nine Months Ended September 30,		Variance	Variance
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
Compensation	$698,519	$1,103,387	(404,868)	(37)%
Payment Processing Fee	25,583	41,058	(15,475)	(38)%
Streaming Services	34,700	57,750	(23,050)	(40)%
Total	$758,802	$1,202,194	$(443,392)	(37)%

Cost of revenues decreased by $443,392, or 37%, from $1,202,194 for the nine months ended September 30, 2025, to $758,802 for the nine months ended September 30, 2026.

The decrease in cost of revenues was primarily attributable to a $404,868 reduction in compensation expenses for independent educators and employees directly involved in providing services, together with lower payment processing fees and streaming service costs, reflecting reduced customer activity and sales volume during the period. Compensation expenses for independent educators and employees directly involved in providing services decreased by $404,868, or 37%, from $1,103,387 for the nine months ended September 30, 2025, to $698,519 for the nine months ended September 30, 2026.

Gross profit margin

	For the Nine Months Ended September 30,
	2026	2025	Variance
	(Unaudited)	(Unaudited)
Service revenues
Gross profit	917,384	1,627,108	(709,724)
Gross margin	55%	58%	(3)%

The total gross profit decreased by $709,724, or 44%, from $1,627,108 for the nine months ended September 30, 2025 to $917,384 for the nine months ended September 2026. Gross profit margin decreased from approximately 58% to 55%, as the decline in revenues outpaced the reduction in cost of revenues.

Operating expenses

During the nine months ended September 30, 2026, we incurred total operating expenses of $3,732,926, a decrease of $494,015, or 12%, as compared to total operating expenses of $4,226,941 during the nine months ended September 30, 2025.

General and administrative expenses decreased by $308,960, or 8%, from $3,811,411 for the nine months ended September 30, 2025, to $3,502,451 for the nine months ended September 30, 2026. Our general and administrative expenses include compensation related to the administrative personnel, amortization and depreciation expenses, rent, and other general expenses. The decrease in general and administrative expenses in the nine months ended September 30, 2026 as compared to same period last year was primarily attributable to a decrease of $653,923 in professional expenses and $229,843 in compensation expenses. The decrease was partially offset by an increase of $224,930 in stock compensation to management, and an increase of $173,455 in amortization expenses related to our IP assets.

Our professional expenses decreased by $653,923 from $1,334,514 for the nine months ended September 30, 2025, to $680,591 for the nine months ended September 30, 2026. The decrease was primarily attributable to lower professional fees as we completed a merger with Battery Future Acquisition Corp. (“BFAC”) and became a public listed company.

Employee compensation expenses in general administrative expenses decreased by $229,843from $1,471,079 for the nine months ended September 30, 2025, to $1,241,236 for the nine months ended September 30, 2026. The decrease was primarily attributable to a reduction in headcount and salary levels across the Company's operations, as well as lower outsourced staffing costs. These reductions were partially offset by higher US-based employee payroll expenses, reflecting the Company's expanded corporate and compliance infrastructure following its 2025 listing.

In addition, employee stock compensation increased by $224,930 from $311,620 for the nine months ended September 30, 2025 to $536,550 for the nine months ended September 30, 2026.

Our insurance and travel expenses increased by $42,100 and $72,951 from $113,210 and $24,255 for the nine months ended September 30, 2025 to $155,310 and $97,206 for the nine months ended September 30, 2026, respectively. The insurance expenses increased due to periodic reviews and updates to the Company's insurance coverage, while travel expenses increased primarily due to employee business travel related to AI business development and attendance at industry conferences.

Amortization and depreciation expenses increased by $166,335 from $193,053 for the nine months ended September 30, 2025, to $359,388 for the nine months ended September 30, 2026. The increase was primarily attributable to higher amortization expenses associated with the Company's intangible assets.

Selling expenses decreased by $218,379 or 57% from $380,761 for the nine months ended September 30, 2025 to $162,382 for the nine months ended September 30, 2026. The decrease was primarily attributable to lower compensation expense, which decreased by $226,513, primarily due to reduced headcount and lower sales commissions, consistent with lower student enrollment and revenue. T the decrease was partially offset by an increase of $8,135 in advertising expenses.

Provision for income tax

We had no income tax provision for the nine months ended September 30, 2026 as we made fully allowance on the deferred tax assets as we have determined that it is not more likely than not that the assets will be realized. Provision for income taxes for the nine months ended September 30, 2025 was $701,957.

Net loss

As a result of the factors discussed above, our net loss increased by $5,695,278, from $1,642,387 for the nine months ended September 30, 2025, to $7,337,665 for the nine months ended September 30, 2026.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $14,384,888. Cash consists primarily of cash on hand and bank deposits. The Company also maintains U.S. dollar-denominated stablecoins ("USDC") that are classified as restricted cash in the accompanying consolidated balance sheets pursuant to the terms of the Company's financing arrangements. The Company maintains cash deposits with financial institutions that may exceed federally insured limits at times. The following table shows the breakout between cash on hand and bank deposits:

	September30, 2026	December 31, 2025

Cash on hand	$3,146	$3,144
Bank deposits	14,381,742	2,748,450
Restricted USDC in investment accounts	3,003,537	-
Total cash shown in the Statement of Cash Flows	$17,388,425	$2,751,594

The accompanying consolidated financial statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2026, the Company had cash of $14,384,888, a working capital surplus of $15,547,650 and a stockholders’ equity of $16,942,111. The Company’s liquidity improved significantly as compared to same period last year. Although the Company recorded losses of $7,337,665 and $1,642,387 for the nine months ended September 30, 2026 and 2025 , respectively, Management has evaluated and determined that the current working capital, especially the cash position is sufficient to support its continuous operations and to meet its payment obligations when liabilities fall due within the next twelve months from the date of issuance of these combined and consolidated financial statements. Accordingly, the Company’s combined and consolidated financial statements are prepared on going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

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

	For the nine months ended September 30,
	2026	2025

Net cash (used in) operating activities	$(2,321,420)	$(3,174,525)
Net cash (used in) investing activities	3,951,470	(2,300,000)
Net cash provided by financing activities	13,006,781	8,852,667
Change in cash and cash equivalents	14,636,831	3,378,142
Cash and cash equivalents, beginning of year	2,751,594	50,682
Cash and cash equivalents, end of period	$17,388,425	$3,428,824

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026, was primarily attributable to a net loss of $7,337,665, a decrease in deferred revenues of $461,809,and a non-cash adjustment of $92,992 related to crypto staking rewards. Cash outflow was primarily offset by change in fair value of convertible debt of $1,331,562, change in fair value of crypto assets of $3,380,547, non-cash amortization of operating lease right-of-use assets $234,732, employee stock-based compensation of $536,549, and depreciation and amortization of $364,292.

Net cash used in operating activities for the nine months ended September 30, 2025, was primarily attributable to a net loss of $1,642,387, a decrease in operating lease liabilities of $233,474 as we made payment under the lease contract, decrease in deferred revenues of $766,575, and change in fair value of crypto assets of $3,342,651. Cash outflow was partially offset by the change in fair value of warrants of $629,625, change in fair value of convertible debt of $510,138, non-cash amortization of operating lease right-of-use assets $227,948, employee stock compensation of $311620, increase in deferred tax liabilities of $701,957, and increase in accrued liabilities and other payables of $363,041.

Investing Activities

Net cash provided by investing activities was $3,951,470 for the nine months ended September 30, 2026. The increase was primarily attributable to proceeds from sales of crypto assets.

Net cash used in investing activities was $2,300,000 for the nine months ended September 30, 2025. The decrease was primarily attributable to our purchases of crypto assets and intangible assets.

Financing Activities

Net cash provided by financing activities was $13,006,781 for the nine months ended September 30, 2026, was primarily attributable to the issuance of convertible notes of $2,500,000, and financing from ATM Offering of $10,743,417,

Net cash provided by financing activities was $8,852,667 for the nine months ended September 30, 2025. The increase was primarily attributable to the issuance of convertible notes of $3,089,400, capital contribution from private placement of $4,700,000, and proceeds from the reverse recapitalization of $1,077,752.

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

Revenue Recognition— The Company has two predominant sources of revenue: time-based subscriptions, credit-based subscriptions to our online courses.

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

The second step is to measure the tax benefit as the largest amount that is 50% likely of being realized upon settlement with a taxing authority. There were no amounts recorded at September 30, 2026 and 2025 related to uncertain tax positions.

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

Recent Issued Accounting Pronouncements

For a detailed discussion on recent accounting pronouncements, see Note 2 to the consolidated financial statements included elsewhere in the Form 10-Q.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended September 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
4.1	Form of Senior Secured Convertible Additional Note (incorporated by reference to Exhibit 10.1 included in the Company’s Current Report on Form 8-K dated September 17, 2026)
10.1

Service Order Form and Terms of Service, dated as of July 16, 2026, by and between Canopy Wave, Inc. and Catalyst Compute LLC (incorporated by reference to Exhibit 10.1 included in the Company’s Current Report on Form 8-K dated July 17, 2026)

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

KIDZ AI INC.

Dated: November 12, 2026	By.	/s/ Hui Luo
Hui Luo
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2026	By.	/s/ Yanling Peng
Yanling Peng
Chief Financial Officer
(Principal Financial Officer)

